Form 10QSB
period 2007-12-31
IP TECHNOLOGY SERVICES, INC.
filed 2008-03-14
CIK 1417900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission file number 333-147839

IP TECHNOLOGY SERVICES, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	26-0378308
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1576 East 21st Street

New York, New York 11210

(Address of principal executive offices)

718-253 4455
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,500,000 shares of Common Stock, as of March 12, 2008.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐ No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

IP TECHNOLOGY SERVICES, INC.

ITEM 1

FINANCIAL INFORMATION

IP TECHNOLOGY SERVICES, INC.

(A DEVELOPMENT STAGE COMPANY)

Balance Sheets

	December 31, 2007	September 30, 2007
	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash	$4,850	$18,869

Total Current Assets	4,850	18,869

TOTAL ASSETS	$4,850	$18,869

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:

Accrued expenses	$23,789	$22,000

Total Current Liabilities	23,789	22,000

STOCKHOLDERS’ DEFICIT:

Common stock at $0.0001 par value; 99,000,000 shares authorized; 2,500,000 shares issued and outstanding as of December 31, 2007 and September 30, 2006 respectively	250	250
Additional paid-in capital	34,750	34,750
Deficit accumulated during the development stage	(53,939)	(38,131)

Stockholders’ Deficit	(18,939)	(3,131)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,850	$18,869

See accompanying notes to the financial statements.

IP TECHNOLOGY SERVICES, INC.

 (A DEVELOPMENT STAGE COMPANY)

Statements of Operations

(Unaudited)

	Three Months Ended December 31, 2007	Period from June 6, 2007 (inception) through December 31, 2007

Revenue	$-	$-

Operating expenses

Professional fees	13,999	50,999

General and administrative expenses	1,809	2,940

Total operating expenses	15,808	53,939

Loss before income taxes	(15,808)	(53,939)

Income tax provision	-	-

Net loss	$(15,808)	$(53,939)

Net loss per common share – basic and diluted	$(0.00)	$(0.02)
Weighted average number of common shares outstanding – basic and diluted	2,500,000	2,426,137

See accompanying notes to the financial statements.

IP TECHNOLOGY SERVICES, INC.

 (A DEVELOPMENT STAGE COMPANY)

Statement of Stockholders’ Deficit

For the Period from June 6, 2007 (Inception) through December 31, 2007

(Unaudited)

	Common Shares	Amount	Additional paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficit

Balance, June 6, 2007 (Inception)	2,299,000	$230	$14,670	$-	$14,900

Sale of common stock at $0.10 per share	51,000	5	5,095		5,100

Common stock issued for services	150,000	15	14,985		15,000

Net loss				(38,131)	(38,131)

Balance, September 30, 2007	2,500,000	250	34,750	(38,131)	(3,131)

Net loss				(15,808)	(15,808)

Balance, December 31, 2007	2,500,000	$250	$34,750	$(53,939)	$(18,939)

See accompanying notes to the financial statements.

IP TECHNOLOGY SERVICES, INC.

 (A DEVELOPMENT STAGE COMPANY)

Statements of Cash Flows

(Unaudited)

	Three Months Ended December 31, 2007	Period From June 6, 2007 (inception) through December 31, 2007

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(15,808)	$(53,939)
Adjustments to reconcile net loss to net cash used in operating activities:

Stock compensation	-	15,000
Increase in accrued expenses	1,789	23,789
Net Cash Used in Operating Activities	(14,019)	(15,150)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	-	20,000

Net Cash Provided by Financing Activities	-	20,000

NET INCREASE (DECREASE) IN CASH	(14,019)	4,850

CASH AT BEGINNING OF PERIOD	18,869	-
CASH AT END OF PERIOD	$4,850	$4,850

Interest paid	$-	$-
Taxes paid	$-	$-

See accompanying notes to the financial statements.

IP TECHNOLOGY SERVICES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIOD FROM NOVEMBER 6, 2006 (INCEPTION) THROUGH DECEMBER 31, 2007

(UNAUDITED)

NOTE 1 -	NATURE OF OPERATIONS

IP Technology Services, Inc. (a development stage company) (“IP” or the “Company”) was incorporated on June 6, 2007 under the laws of the State of Delaware. A substantial portion of IP’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace and the Company has not generated any revenue to date. IP plans to provide a range of services to assist inventors leverage their patents and related intellectual property (“Portfolios”) and formulate a strategy to maximize the revenue and profit generated by the Portfolios.

NOTE 2 -	SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim financial statements for the three month periods ended December 31, 2007 and the period from June 6, 2007 (Inception) through December 31, 2007 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These financial statements should be read in conjunction with the information filed as part of the Company’s Registration Statement on Form S-1 which was declared effective on February 6, 2008.

Development stage company

The Company is a development stage company as defined by Statement of Financial Accounting Standards No. 7“Accounting and Reporting by Development Stage Enterprises” (“SFAS No. 7”). The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Fair value of financial instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments and market rates of interest.

Revenue recognition

The Company’s revenues are derived principally from commissions earned through retaining a buyer or licensee(s) or obtaining product development funding for the Portfolios holder the Company represents. The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 (“SAB No. 104”) for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the product has been shipped or the services have been rendered to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each category of revenue:

Licensing revenues: Licensing revenues, net of licensor participations, are recognized when the underlying royalties from the sales of the related products are earned. The Company recognizes guaranteed royalties, net of licensor participations, at the time the arrangement becomes effective if the Portfolios holder has signed a non cancelable contract, has agreed to a fixed fee, has delivered the rights to the licensee who is free to exercise them, and the Portfolios holder and the Company, as a licensing agent has no remaining significant obligations with the underlying Portfolios or obligation to the licensee, and collectibility of the full fee is reasonably assured. Where the Company has significant continuing direct involvement with the underlying Portfolios or obligation to the licensee, guaranteed minimum royalties, net of licensor participations, are recognized ratably over the term of the license or based on sales of the related products, if greater. Licensing advances and guaranteed payments collected but not yet earned by the Company are classified as deferred revenue in the accompanying balance sheet.

Commission income: Commission income, net of licensor participations, is recognized when the underlying commission from the sale of the Portfolios or securing product development funding is earned. The Company recognizes commission income, net of licensor participations, at the time the sale of the Portfolios or product development funding arrangement becomes effective if the Portfolios holder has signed a non cancelable contract, has agreed to a fixed or determinable amount, has sold the rights to the buyer or obtained the funding from the financing institutions, and collectibility of the full commission is reasonably assured. If the Company determines that collection of the full commission is not reasonably assured, the Company defers the revenue recognition and recognizes commission income at the time collection becomes reasonably assured, which is generally upon receipt of cash.

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128.  "Earnings per Share" ("SFAS No. 128").  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. As of December 31, 2007, 9,772,639 warrants were excluded from the diluted loss per share computation, as their effect would be anti-dilutive.

Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8889 on February 1, 2008. Commencing with its annual report for the fiscal year ending September 30, 2009, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

•	of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

•	of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

•	of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, in the following fiscal year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

On September 15, 2006, the FASB issued FASB Statement No. 157 “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 is effective as of the beginning of the first fiscal year beginning after November 15, 2007.  The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

On February 15, 2007, the FASB issued FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3 “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (“EITF Issue No. 07-3”) which is effective for fiscal years beginning after December 15, 2007.  EITF Issue No. 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized.  Such amounts will be recognized as an expense as the goods are delivered or the related services are performed.  The Company does not expect the adoption of EITF Issue No. 07-3 to have a material impact on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) “Business Combinations” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s fiscal year ending September 30, 2009 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company will adopt this standard at the beginning of the Company’s fiscal year ending September 30, 2009 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 -	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had an accumulated deficit of $53,939, a net loss and net cash used in operations of $15,808and $14,019 for the three months period ended December 31, 2007, respectively. These conditions raise substantial doubt about its ability to continue as a going concern.

While the Company is attempting to produce sufficient sales, the Company’s cash position may not been sufficient to support the Company’s daily operations.   While the Company believes in the viability of its strategy to produce sales volume and in its ability to raise additional funds, there can be no assurances to that effect.   The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information set forth herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may,” “should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company.  These factors include the Company’s lack of historically profitable operations, dependence on key personnel, the success of the Company’s business, ability to manage anticipated growth and other factors identified in the Company's filings with the Securities and Exchange Commission, press releases and/or other public communications.

Plan of Operation

We have not had any revenues since our inception, June 6, 2007. Over the next twelve months, we intend on generating revenues by providing patent owners various services for the purpose of monetizing their Portfolios.  The services we will provide include Portfolio analysis, valuation analysis, brokerage and licensing services, product development consulting and securing capital to fund commercialization efforts.  Our primary source of revenue is a commission that we earn when we sell and/or license a Portfolio or raise capital for product development.

We will acquire client Portfolios through various means including through a network of attorneys, advertising and through our website at www.iptechnologyservices.com.  Generally, we will enter into one or more agreements with our clients depending on the range of services to be provided.  If a client is seeking to sell or license a Portfolio, we will typically enter into a Patent Broker Agreement (“Broker Agreement”) under which we earn a commission for finding a buyer and/or licensee of the Portfolio.  Our commission rates are typically one-third (33.33%) of revenues generated through the sale/license of the Portfolio but in certain situations we may negotiate a different rate.  Where a client is seeking funding for product development, we may enter into a Patent Finance Agreement (“Finance Agreement”) under which we earn commission based on the amount of capital we assist in raising.

From inception up until December 31, 2007, we received more than 140 Portfolio submissions covering a broad range of technologies.  To date, we have entered into agreements to represent ten different Portfolios.  We entered into a Broker Agreement and Finance Agreement to seek buyers and/or raise capital for the commercialization of a cellular communication translation technology.  We entered into a Broker Agreement and Finance Agreement to seek buyers and/or raise capital for the commercialization of a video communications systems technology.  We entered into a Broker Agreement to seek buyers for an automotive lifting device.  We also entered into a Broker Agreement to seek buyers for a novel flashlight design.  We entered in a Broker Agreement to seek a buyer for a novel character recognition technology.  We entered into a Broker Agreement to seek a buyer for a drug delivery system.  We entered into a Broker Agreement to seek a buyer for a novel sports headphone design. We also entered into a Broker Agreement to seek a buyer for sports safety equipment. We also entered into a Broker Agreement to seek a buyer for a novel drug delivery system. We also entered into a Broker Agreement to seek buyers for an improved firewall technology. We also entered into a Broker Agreement to seek buyers for an internet search technology. In each case, we are in the process of analyzing the Portfolio, identifying relevant markets and/or identifying potential acquirers, licensees and/or investors for the Portfolio.

We continue to look for commercially viable Portfolios to represent.  To that end, we will continue to work with our industry contacts, advertise and use our website to identify additional Portfolios.  We cannot guarantee, however, that we will find additional suitable Portfolios or that we will reach an agreement to represent any such additional Portfolios.

We do not have sufficient resources to effectuate our business. As of December 31, 2007 we had approximately $5,000 in cash. We expect to require approximately $75,000 to fund operations over the next twelve months including general overhead expenses such as salaries, corporate legal and accounting fees, office overhead and general working capital. Accordingly, we will have to raise the funds to pay for these expenses. We may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. Our officer will fund any expenses which arise until such time as the Company raises sufficient funds. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for operations will have a severe negative impact on our ability to remain a viable company.

Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8889 on February 1, 2008. Commencing with its annual report for the fiscal year ending September 30, 2009, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

•	of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

•	of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

•	of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, in the following fiscal year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

On September 15, 2006, the FASB issued FASB Statement No. 157 “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 is effective as of the beginning of the first fiscal year beginning after November 15, 2007.  The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

On February 15, 2007, the FASB issued FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3 “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (“EITF Issue No. 07-3”) which is effective for fiscal years beginning after December 15, 2007.  EITF Issue No. 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized.  Such amounts will be recognized as an expense as the goods are delivered or the related services are performed.  The Company does not expect the adoption of EITF Issue No. 07-3 to have a material impact on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) “Business Combinations” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s fiscal year ending September 30, 2009 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company will adopt this standard at the beginning of the Company’s fiscal year ending September 30, 2009 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Critical Accounting Policies

The preparation of financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made.

Seasonality

To date, we have not noted any significant seasonal impacts.

ITEM 3

CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, under the supervision and with the participation of our Chief Executive Officer / Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer / Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

(b)

Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. - Legal Proceedings

None.

Item 2. - Changes in Securities and Use of Proceeds

Not applicable.

Item 3. - Defaults Upon Senior Securities

Not applicable.

Item 4. - Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. - Other Information

Not applicable

Item 6. - Exhibits and Reports on Form 8-K

Exhibits.

31.1	Section 302 Certification Of Chief Executive Office and Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

Reports on Form 8-K

Not applicable

Exhibit Number	Description

31.1	Section 302 Certification Of Chief Executive Officer and Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IP TECHNOLOGY SERVICES, INC.

/s/ Joseph Levi
Joseph Levi
Title:	President, Chief Executive Officer and
Chief Financial Officer

Date:	March 14, 2008