Form 10QSB
period 2008-03-31
IP TECHNOLOGY SERVICES, INC.
filed 2008-05-12
CIK 1417900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(212) 363-7500
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,500,000 shares of Common Stock, as of May 2, 2008.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐ No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

IP TECHNOLOGY SERVICES, INC.

ITEM 1 Financial Information

IP TECHNOLOGY SERVICES, INC.

(A DEVELOPMENT STAGE COMPANY)

Balance Sheets

	March 31, 2008	September 30, 2007
	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash	$2,370	$18,869

TOTAL ASSETS	$2,370	$18,869

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$16,052	$22,000
Loan payable officer	12,500	-
Current Liabilities	28,552	22,000

STOCKHOLDERS’ DEFICIT:
Common stock at $0.0001 par value; 99,000,000 shares authorized; 2,500,000 shares issued and outstanding as of March 31, 2008 and September 30, 2007 respectively	250	250
Additional paid-in capital	34,750	34,750
Deficit accumulated during the development stage	(61,182)	(38,131)

Stockholders’ Deficit	(26,182)	(3,131)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,370	$18,869

See accompanying notes to the financial statements.

IP TECHNOLOGY SERVICES, INC.

 (A DEVELOPMENT STAGE COMPANY)

Statements of Operations

(Unaudited)

	Three Months Ended March 31, 2008	Period From June 6, 2007 (inception) through March 31, 2008

Revenue	$-	$-

Operating expenses
Advertising	4,161	4,161
Professional fees	1,500	52,499
General and administrative expenses	1,582	4,522

Total operating expenses	7,243	61,182

Loss before income taxes	(7,243)	(61,182)

Income tax provision	-	-

Net loss	$(7,243)	$(61,182)

Net loss per common share – basic and diluted	$(0.00)	$(0.03)
Weighted average number of common shares outstanding – basic and diluted	2,500,000	2,426,137

See accompanying notes to the financial statements.

IP TECHNOLOGY SERVICES, INC.

 (A DEVELOPMENT STAGE COMPANY)

Statements of Operations

(Unaudited)

	Six Months Ended March 31, 2008	Period From June 6, 2007 (inception) through March 31, 2008

Revenue	$-	$-

Operating expenses
Advertising	4,161	4,161
Professional fees	15,499	52,499
General and administrative expenses	3,391	4,522

Total operating expenses	23,051	61,182

Loss before income taxes	(23,051)	(61,182)

Income tax provision	-	-

Net loss	$(23,051)	$(61,182)

Net loss per common share – basic and diluted	$(0.01)	$(0.03)
Weighted average number of common shares outstanding – basic and diluted	2,500,000	2,426,137

See accompanying notes to the financial statements.

IP TECHNOLOGY SERVICES, INC.

 (A DEVELOPMENT STAGE COMPANY)

Statement of Stockholders’ Deficit

For the Period from June 6, 2007 (Inception) through March 31, 2008

(Unaudited)

	Common Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficit

Balance, June 6, 2007 (Inception)	2,299,000	$230	$14,670	$-	$14,900

Sale of common stock at $0.10 per share	51,000	5	14,985	-	5,100

Common stock issued for services	150,000	15	-	(38,1310)	15,000

Net loss	-	-	-	(38,131)	(38,131)

Balance, September 30, 2007	2,500,000	250	34,750	(38,1310)	(38,131)

Net loss	-	-	-	(23,051)	(23,051)

Balance, March 31, 2008	2,500,000	$250	$34,750	$(61,182)	$(26,182)

See accompanying notes to the financial statements.

IP TECHNOLOGY SERVICES, INC.

 (A DEVELOPMENT STAGE COMPANY)

Statements of Cash Flows

(Unaudited)

	Six Months Ended March 31, 2008	Period From June 6, 2007 (inception) through March 31, 2008

CASH FLOW FROM OPERATING ACTIVITIES:

Net loss	$(23,051)	$(61,182)
Adjustments to reconcile net loss to net cash used in operating activities:

Stock compensation	-	15,000
Increase (decrease) in accrued expenses	(5,948	16,052
Net Cash Used in Operating Activities	(28,999	(30,130)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	-	20,000
Loan from officer	12,500	12,500
Net Cash Provided by Financing Activities	12,500	32,500

NET INCREASE (DECREASE) IN CASH	(16,499)	2,370

CASH AT BEGINNING OF PERIOD	18,869	-
CASH AT END OF PERIOD	$2,370	$2,370

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:

Interest paid	$-	$-
Taxes paid	$78	$-

See accompanying notes to the financial statements.

IP TECHNOLOGY SERVICES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIOD FROM NOVEMBER 6, 2006 (INCEPTION) THROUGH MARCH 31, 2008

(UNAUDITED)

NOTE 1 -	NATURE OF OPERATIONS

IP Technology Services, Inc. (a development stage company) (“IP” or the “Company”) was incorporated on June 6, 2007 under the laws of the State of Delaware. A substantial portion of IP’s activities involved developing a business plan and establishing contacts and visibility in the marketplace; planned principal operations have commenced but until April 18, 2008 there has been no significant revenue. IP provides a range of services to assist inventors leverage their patents and related intellectual property (“Portfolios”) and formulate a strategy to maximize the revenue and profit generated by the Portfolios.

NOTE 2 -	SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim financial statements for the three and six month periods ended March 31, 2008 and the period from June 6, 2007 (Inception) through March 31, 2008  are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These financial statements should be read in conjunction with the information filed as part of the Company’s Registration Statement on Form S-1 which was declared effective on February 6, 2008.

Development stage company

The Company is a development stage company as defined by Statement of Financial Accounting Standards No. 7“Accountingand Reporting by Development Stage Enterprises” (“SFAS No. 7”). The Company’s planned principal operations have commenced but until April 18, 2008 there has been no significant revenue.therefrom. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

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

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128.  "Earnings per Share" ("SFAS No. 128").  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. As of March 31, 2008, 9,772,639 warrants were excluded from the diluted loss per share computation, as their effect would be anti-dilutive.

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

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) “Business Combinations” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s fiscal year ending October 31, 2009 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company will adopt this standard at the beginning of the Company’s fiscal year ending October 31, 2009 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 -	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $61,182, a net loss and net cash used in operations of $23,051and $28,999 for the six month ended March 31, 2008, respectively. These conditions raise substantial doubt about its ability to continue as a going concern.

While the Company is attempting to produce sufficient sales, the Company’s cash position may not be sufficient to support the Company’s daily operations.   While the Company believes in the viability of its strategy to produce sales volume and in its ability to raise additional funds, there can be no assurances to that effect.   The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.

NOTE 4 -	LOAN PAYABLE OFFICER

On February 8, 2008 the president of the Company advanced $12,500 for working capital. Such advance is payable on February 7, 2009 with interest at 5%, per annum.

NOTE 5 -	SUBSEQUENT EVENTS

On April 18, 2008, the Company commenced revenue production with the receipt of $125,000 fee earned from brokering the sale of a patent.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Plan of Operation

On April 18, 2008, the Company closed its first patent transaction and received a fee of $125,000. We intend continuing to generate revenues by providing patent owners various services for the purpose of monetizing their Portfolios.  The services we will provide include Portfolio analysis, valuation analysis, brokerage and licensing services, product development consulting and securing capital to fund commercialization efforts.  Our primary source of revenue is a commission that we earn when we sell and/or license a Portfolio or raise capital for product development.

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

From inception to date, we received more than 200 Portfolio submissions covering a broad range of technologies.  As of December 31, 2007, we have entered into agreements to represent twelve different Portfolios.  We entered into a Broker Agreement and Finance Agreement to seek buyers and/or raise capital for the commercialization of a cellular communication translation technology.  We entered into a Broker Agreement and Finance Agreement to seek buyers and/or raise capital for the commercialization of a video communications systems technology.  We entered into a Broker Agreement to seek buyers for an automotive lifting device.  We also entered into a Broker Agreement to seek buyers for a novel flashlight design.  We entered in a Broker Agreement to seek a buyer for a novel character recognition technology.  We entered into a Broker Agreement to seek a buyer for a drug delivery system.  We entered into a Broker Agreement to seek a buyer for a novel sports headphone design. We also entered into a Broker Agreement to seek a buyer for sports safety equipment. We also entered into a Broker Agreement to seek a buyer for a novel drug delivery system. We also entered into a Broker Agreement to seek buyers for an improved firewall technology. We also entered into a Broker Agreement to seek buyers for an interactive wireless technology patent.  We also entered into a Broker Agreement to seek buyers for a novel search technology patent. In each case, we are in the process of analyzing the Portfolio, identifying relevant markets and/or identifying potential acquirers, licensees and/or investors for the Portfolio.

We continue to look for commercially viable Portfolios to represent.  To that end, we will continue to work with our industry contacts, advertise and use our website to identify additional Portfolios.  We cannot guarantee, however, that we will find additional suitable Portfolios or that we will reach an agreement to represent any such additional Portfolios.

As of March 31, 2008 we had approximately $2,400 in cash. Since that time, however, the Company has earned patent brokerage fees of $125,000 which the Company expects will be sufficient to fund operations over the next twelve months including general overhead expenses such as salaries, corporate legal and accounting fees, office overhead and general working capital. In the event the Company needs additional capital to fund operations or to exploit a business opportunity, we may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance, however, that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for operations will have a severe negative impact on our ability to remain a viable company.

Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8889 on February 1, 2008. Commencing with its annual report for the fiscal year ending October 31, 2009, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

•

of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

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

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) “Business Combinations” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s fiscal year ending October 31, 2009 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company will adopt this standard at the beginning of the Company’s fiscal year ending October 31, 2009 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

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

ITEM 3 - CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

b)

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

Item 4. - Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. - Other Information

Not applicable

Item 6. - Exhibits and Reports on Form 8-K

Exhibits.

31.1	Section 302 Certification Of Chief Executive and Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

Reports on Form 8-K

Not applicable

Exhibit Number	Description

31.1	Section 302 Certification Of Chief Executive and Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IP TECHNOLOGY SERVICES, INC.

/s/ Joseph Levi
Joseph Levi
Title:	President, Chief Executive Officer
Chief Financial Officer

Date:	May 9, 2008