Form 10-Q
period 2008-06-30
IP TECHNOLOGY SERVICES, INC.
filed 2008-07-02
CIK 1417900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐    Accelerated Filer ☐        Non-Accelerated Filer ☐         Smaller Reporting Company ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,500,000 shares of Common Stock, as of July 2, 2008.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐  No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

IP TECHNOLOGY SERVICES, INC.

IP TECHNOLOGY SERVICES, INC.

ITEM 1 Financial Information

IP TECHNOLOGY SERVICES, INC.

Balance Sheets

	June 30, 2008	September 30, 2007
	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash	$138,608	$18,869

TOTAL ASSETS	$138,608	$18,869

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$13,300	$22,000
Income taxes payable	30,705	-
Current Liabilities	44,005	22,000

STOCKHOLDERS’ EQUITY:
Common stock at $0.0001 par value; 99,000,000 shares authorized; 2,500,000 shares issued and outstanding as of March 31, 2008 and September 30, 2007 respectively	250	250
Additional paid-in capital	34,750	34,750
Retained earnings (deficit)	59,603	(38,131)

Stockholders’ Equity (Deficit)	94,603	(3,131)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$138,608	$18,869

See accompanying notes to the financial statements.

IP TECHNOLOGY SERVICES, INC.

Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2008	Period From June 6, 2007 through June 30, 2007

Revenue	$160,000	$-

Operating expenses
Advertising	1,728	-
Professional fees	6,500	-
General and administrative expenses	282	514

Total operating expenses	8,510	514

Net income before income taxes	151,490	(514)

Income tax provision	30,705	-

Net income (loss)	$120,785	$(514)

Net income (loss) per common share – basic and diluted	$0.05	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	2,500,000	2,299,000

See accompanying notes to the financial statements.

IP TECHNOLOGY SERVICES, INC.

Statements of Operations

(Unaudited)

	Nine Months Ended June 30, 2008	Period From June 6, 2007 through June 30, 2007

Revenue	$160,000	$-

Operating expenses
Advertising	5,889	-
Professional fees	21,999	-
General and administrative expenses	3,673	514

Total operating expenses	31,561	514

Net income (loss) before income taxes	128,439	(514)

Income tax provision	30,705	-

Net income (loss)	$97,734	$(514)

Net income (loss) per common share – basic and diluted	$0.04	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	2,500,000	2,299,000

See accompanying notes to the financial statements.

IP TECHNOLOGY SERVICES, INC.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended June 30, 2008	Period From June 6, 2007 through June 30, 2007

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$97,734	$(514)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Decrease in accrued expenses	(8,700	-
Increase in income taxes payable	30,705	-
Net Cash Provided by (Used in) Operating Activities	119,739	(514)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	-	1,200
Loan from officer	12,500	-
Repayment of loan from officer	(12,500	-
Net Cash Provided by Financing Activities	-	1,200

NET INCREASE IN CASH	119,739	686

CASH AT BEGINNING OF PERIOD	18,869	-
CASH AT END OF PERIOD	$138,608	$686

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:

Interest paid	$-	$-
Taxes paid	$300	$-

See accompanying notes to the financial statements.

IP TECHNOLOGY SERVICES, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2008

(UNAUDITED)

NOTE 1 -	NATURE OF OPERATIONS

IP Technology Services, Inc. (“IP” or the “Company”) was incorporated on June 6, 2007 under the laws of the State of Delaware. IP provides a range of services to assist inventors to leverage their patents and related intellectual property (“Portfolios”) and formulate a strategy to maximize the revenue and profit generated by the Portfolios.

NOTE 2 -	SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim financial statements for the three and nine month periods ended June 30, 2008 and the period from June 6, 2007 (Inception) through June 30, 2007 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These financial statements should be read in conjunction with the information filed as part of the Company’s Registration Statement on Form S-1 which was declared effective on February 6, 2008.

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

Net income ( loss) per common share

Net income (loss) per common share is computed pursuant to Statement of Financial Accounting Standards No. 128.  "Earnings per Share" ("SFAS No. 128").  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2008.

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

·	of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

·	of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

·	of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

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

In March 2008, the FASB issued FASB Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities.  Pursuant to SFAS No.161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption.  The Company will adopt this standard at the beginning of the Company’s year ending December 31, 2008.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Plan of Operation

The Company earned revenues of $160,000 in the quarter. The revenues were fees earned for successfully completing the sale of two patent portfolios. The sale of one patent portfolio, directed to a novel method for organizing menu search terms, was completed on April 17, 2008.  The sale of the other patent portfolio, directed to a novel method for refining search criteria, was completed on June 16, 2008. Presently, we received a preliminary offer for an additional patent portfolio directed to a method of communications between unsecured parties over a network.

We continue to look for commercially viable Portfolios to represent.  To that end, we will continue to work with our industry contacts, advertise and use our website at www.iptechnologyservices.com to identify additional Portfolios.  We continue to receive numerous Portfolio submissions covering a broad range of technologies and we enter into agreements to represent such Portfolios where appropriate. For each such Portfolio, we analyze the Portfolio, identify relevant markets and/or identify potential acquirers, licensees and/or investors for the Portfolio.  In addition, we are in the process of developing a proprietary software program that we believe will assist us in identifying patent portfolios that have substantial commercial value.  We cannot guarantee, however, that we will find additional suitable Portfolios for which will be successful in completing a revenue generating transaction.

Generally, we will enter into one or more agreements with our clients depending on the range of services to be provided.  If a client is seeking to sell or license a Portfolio, we will typically enter into a Patent Broker Agreement (“Broker Agreement”) under which we earn a commission for finding a buyer and/or licensee of the Portfolio.  Our commission rates are typically one-third (33.33%) of revenues generated through the sale/license of the Portfolio but in certain situations we may negotiate a different rate.  Where a client is seeking funding for product development, we may enter into a Patent Finance Agreement (“Finance Agreement”) under which we earn commission based on the amount of capital we assist in raising.  In certain situations, we may consider purchasing all or part of a Portfolio and develop a licensing campaign for the Portfolio to generate revenues for the Company..

As of June 30, 2008, the Company had $138,608 in cash. We believe that the Company’s current cash position will be sufficient to fund operations over the next twelve months including general overhead expenses such as salaries, corporate legal and accounting fees, office overhead and general working capital. In the event the Company may require additional cash to fund operations or purchase a Portfolio, we may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. Our officer will fund any expenses which arise until such time as the Company raises sufficient funds. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

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

·	of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

·	of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

·	of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

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

In March 2008, the FASB issued FASB Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities.  Pursuant to SFAS No.161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption.  The Company will adopt this standard at the beginning of the Company’s year ending December 31, 2008.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

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

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3 -  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

ITEM 4- CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

b)

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of June 30, 2008.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

PART II — OTHER INFORMATION

Item 1. - Legal Proceedings

None.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

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

IP TECHNOLOGY SERVICES, INC.

/s/ Joseph Levi
Joseph Levi
Title:	President, Chief Executive Officer
Chief Financial Officer

Date:	July 2, 2008