Form 10KSB
period 2008-09-30
IP TECHNOLOGY SERVICES, INC.
filed 2008-12-29
CIK 1417900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2008

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from to

Commission File Number 333-147839

IP TECHNOLOGY SERVICES, INC.
(Name of small business issuer in its charter)

Delaware	26-0378308
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

1576 East 21st Street Brooklyn, New York	11210
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (718) 253-4455

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities Registered Pursuant to Section 12(g) of the Act:

None
(Title of class)

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No o

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

The Issuer's gross revenues for the year ending September 30, 2008 were $160,000.

As of December 26, 2008 the number of shares outstanding of the Issuer's common stock was 2,500,000.

As of December 26, 2008 the aggregate number of shares held by non-affiliates was approximately 198,000.

As of December 26, 2008 the aggregate market value of the Issuer's common stock held by non-affiliates was $19,800 based on the sales price of $0.10 per share.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

None.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand its customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Report, words such as,   "believes,"    "expects," "intends,"    "plans,"    "anticipates,"    "estimates"  and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development and Summary

IP Technology Services, Inc. was incorporated under the laws of the State of Delaware on June 6, 2007. We currently have no employees other than our CEO who is also our only board member.

Patents and other intellectual property (“IP”) are a complex asset class that requires a unique combination of legal, technical, and business expertise to determine the value of and market for those assets. Often, patent holders do not have the resources, skills, or relationships with interested buyers required to successfully complete a patent transaction or otherwise monetize their inventions.  The Company intends to provide a range of services to assist inventors, leverage their patents and related intellectual property (“Portfolios”) and formulate a strategy to maximize the revenue and profit generated by a Portfolio.

The services we provide typically include an initial analysis of a Portfolio to identify its strengths and weaknesses and make recommendations on how to improve the Portfolios revenue-generating potential.  We may also perform one or more valuation techniques on the Portfolio in order to determine a value for the Portfolio.   If we determine that a Portfolio has substantial economic value, we may then formulate a strategy for monetizing the Portfolio.  One approach we may take is to offer all or part of the Portfolio for sale to potential strategic acquirers that we identify for auction on established IP auctions.  In some instances, we may identify financial, manufacturing and distribution partners to assist our client in developing and commercializing the Portfolio.  In yet other cases, we may establish a licensing program in which we identify infringers of the Portfolio and seek to generate licensing fees from such infringement.  In certain situations, we will assist our client is selecting and managing a legal team that will use legal strategies for extracting a license fee from an infringer that is unwilling to license the Portfolio voluntarily.

Our clients will typically be individual inventors or small companies that we acquire through referrals, appearances at trade shows and via the Company’s web site.  The Company intends to generate revenues by receiving a portion of the economic value realized from client Portfolios.

We acquire client Portfolios through various means including through a network of attorneys, advertising and through our website at www.iptechnologyservices.com.  Generally, we will enter into one or more agreements with our clients depending on the range of services to be provided.  If a client is seeking to sell or license a Portfolio, we will typically enter into a Patent Broker Agreement (“Broker Agreement”) under which we earn a commission for finding a buyer and/or licensee of the Portfolio.  Our commission rates are typically one-third (33.33%) of revenues generated through the sale/license of the Portfolio but in certain situations we may negotiate a different rate.  Where a client is seeking funding for product development, we may also enter into a Patent Finance Agreement (“Finance Agreement”) under which we earn commission based on the amount of capital we assist in raising.

From inception up until September 30, 2008, we received more than more than one-hundred Portfolio submissions covering a broad range of technologies.  As of September 30, 2008, we entered into agreements to represent in excess of ten Portfolios, and brokered the sale of two Portfolios for a gross revenue of $160,000.  In October 2008, the Company successfully completed the sale of a patent relating to firewall technology and earned a fee of $50,000 in connection with that transaction. For each Portfolio we represent, we analyze the Portfolio, identify relevant markets and/or identify potential acquirers, licensees and/or investors for the Portfolio.

Our offices are currently located at 1576 East 21st Street, Brooklyn, New York 11210. Our telephone number is (718) 253-4455.

Business of Issuer

Overview

Patents and other intellectual property (“IP”) are a complex asset class that requires a unique combination of legal, technical, and business expertise to determine the value of and market for those assets. Often, patent holders do not have the resources, skills, or relationships with interested buyers required to successfully complete a patent transaction or otherwise monetize their inventions.  The Company intends to provide a range of services to assist inventors, leverage their patents and related intellectual property (“Portfolios”) and formulate a strategy to maximize the revenue and profit generated by a Portfolio.

The services we provide typically include an initial analysis of a Portfolio to identify its strengths and weaknesses and make recommendations on how to improve the Portfolios revenue-generating potential.  We may also perform one or more valuation techniques on the Portfolio in order to determine a value for the Portfolio.   If we determine that a Portfolio has substantial economic value, we may then formulate a strategy for monetizing the Portfolio.  One approach we may take is to offer all or part of the Portfolio for sale to potential strategic acquirers that we identify for auction on established IP auctions.  In some instances, we may identify financial, manufacturing and distribution partners to assist our client in developing and commercializing the Portfolio.  In yet other cases, we may establish a licensing program in which we identify infringers of the Portfolio and seek to generate licensing fees from such infringers.  In certain situations, we will assist our client is selecting and managing a legal team that will use legal strategies for extracting a license fee from an infringer that is unwilling to license the Portfolio voluntarily.

Our clients will typically be individual inventors or small companies that we acquire through referrals, appearances at trade shows and via the Company’s web site.  The Company intends to generate revenues by receiving a portion of the economic value realized from client Portfolios.

We will acquire client Portfolios through various means including through a network of attorneys, advertising and through our website at www.iptechnologyservices.com.  Generally, we will enter into one or more agreements with our clients depending on the range of services to be provided.  If a client is seeking to sell or license a Portfolio, we will typically enter into a Patent Broker Agreement (“Broker Agreement”) under which we earn a commission for finding a buyer and/or licensee of the Portfolio.  Our commission rates are typically one-third (33.33%) of revenues generated through the sale/license of the Portfolio but in certain situations we may negotiate a different rate.  Where a client is seeking funding for product development, we may also enter into a Patent Finance Agreement (“Finance Agreement”) under which we earn commission based on the amount of capital we assist in raising.

From inception up until September 30, 2008, we received more than more than one-hundred Portfolio submissions covering a broad range of technologies.  As of September 30, 2008, we entered into agreements to represent in excess of ten Portfolios, and brokered the sale of two Portfolios for a gross revenue of $160,000.  In October 2008, the Company successfully completed the sale of a patent relating to firewall technology and earned a fee of $50,000 in connection with that transaction. For each Portfolio we represent, we analyze the Portfolio, identify relevant markets and/or identify potential acquirers, licensees and/or investors for the Portfolio.

Our Strategy

Our primary objective is to grow our business by providing services to individual inventors and small companies who have limited resources and/or expertise and assist them in generating revenues through the sale, license and/or commercialization of their Portfolios.  The Company receives a portion of the economic benefit realized from each Portfolio it represents.

Services

The Company intends to provide a variety of services to inventors and patent holders to help them maximize the value of their intellectual property.  These services include analyzing a client’s Portfolio to identify any weaknesses and ways that the Portfolio can be strengthened.  Services will be performed either on a contingency basis or on a fee-for-service basis.  Where appropriate, we perform a valuation analysis on the Portfolio and also identify the market in which the Portfolio will have the greatest value.

We will attempt to monetize a Portfolio using various strategies depending on the portfolio.  For some Portfolios, we may identify and contact strategic players that may be interested in licensing the Portfolio or purchasing it outright.  In some instances, we may seek an investor to finance the development and commercialization of the intellectual property.  Alternatively, we may establish an outbound licensing program in which we seek royalties from companies that we determine are infringing a Portfolio.  We typically take a percentage of any royalties or licensing fees generated by the Portfolio.

Portfolio Analysis

Patents are a unique asset class in that subtleties in the language of a patent, recorded interactions with the patent office, prior art and changes in the law all can affect a patent’s strength and ultimate monetary value.  Therefore, prior to creating a program to commercialize a Portfolio, we first analyze the patent(s) contained in the Portfolio to determine any potential weaknesses that may be an obstacle to commercialization and to determine ways that the Portfolio can be strengthened.  As a result of this initial analysis, we will determine the best course of action for leveraging a Portfolio.  In some cases, we may recommend that additional and/or corrective patent filings be done in order to improve the Portfolio.  In yet other cases, we may recommend that the client develop a working prototype or additional know-how that would likely increase the Portfolio’s value. In yet other cases, we may conclude that the Portfolio has little commercial value in the market at that time and recommend delaying commercialization efforts.

Valuation Analysis

We may seek to determine the value of a patent to aid in formulating a commercialization strategy.  Patent valuation requires legal, technical and business expertise in order to reach a meaningful valuation result. A patent’s value is based on a number of factors including the breadth of the patent claims, how widely the patent is being used now or will potentially be used in the future, the ability to enforce the patent, and amount of revenue impacted by such enforcement. There are a number of factors that can decrease a patent’s value including whether the patent is encumbered by licenses or liens, the existence of relevant prior art or other problems that may have occurred during the procurement of the patent. An understanding of these factors from a legal, technical and business perspective will help clarify actual market value of the patent.

To value a patent, we prepare a discounted cash flow analysis and estimate royalty rates that a patent may generate to calculate the upper value of a patent. We then use qualitative variables to discount this upper value to yield an “expected” value that can be realistically obtained for the patent.  This “expected” value provides a foundation for our commercialization efforts.  Alternatively, we may use other valuation techniques including comparable analysis, cost to recreate analysis or the profit split method.

Monetization Strategies

After the Portfolio is evaluated and any identified measures were taken to enhance the Portfolio, we formulate a monetization strategy that is customized for each particular Portfolio.  We seek to generate economic value for our clients primarily in one of three ways: by brokering a sale of the Portfolio to a strategic buyer, by raising capital for further development and commercialization of the intellectual property or generating royalties via an outbound license program.  In each instance, the Company earns a fee that is generally based on a percentage of the economic value realized from the Portfolio.

Strategic Sales

We canvas the relevant markets to identify potential acquirers for our clients’ Portfolios.  Once we compile a list of potential acquirers, we analyze each one to determine how best to present the Portfolio based on their needs and other factors.  After making an initial presentation of a Portfolio, we maintain ongoing contact with the potential acquirer and provide additional information they may need to make an informed decision.  We also assist the client in pricing and negotiations that may conclude in a sale of all or part of the Portfolio.

Commercial Development

Sometimes a client wishes to control how their Portfolio is brought to market but does not have the financial, manufacturing or distribution resources to do so. In such cases, we assist our clients by identifying financing and partnership opportunities and providing general business development expertise to help such clients realize the full economic potential of their Portfolio.

Outbound Licensing Program

In an outbound licensing program, we identify infringers of a client’s Portfolio and seek to generate licensing fees from such infringement.  A variety of factors are taken into consideration when selecting a licensing target, including the size of the target, the nature of the infringing activity, the level of infringement, whether the infringing activity is essential to the target’s business and whether the target generates revenues from the infringing activity.

We craft a licensing fee schedule in an effort to maximize a Portfolio’s profitability.  Factors considered in developing a licensing fee schedule include the total number of infringers that are identified, the number of patents in the Portfolio and the value of the infringing activity to the target’s business.  We design a licensing fee schedule to also increase the likelihood that a target will agree to license a Portfolio without engaging in costly litigation.

In some instances, a target will not agree to license a Portfolio and chooses to litigate.  In those cases, we will assist our client with the selection and management of a legal team that will handle the litigation.

Client  Base

The Company’s clients will primarily be individual inventors and small companies who have limited resources and/or expertise to effectively leverage their Portfolios.  We acquire clients through various sources including referrals from patent attorneys, appearances at trade shows and via the Company’s web site.

Competition

The Company expects to encounter competition in the area of client acquisition as the number of companies entering this market is increasing.  Companies such as British Technology Group, Rembrandt Management Group, Intellectual Ventures LLC and Acacia Technologies Group are already in the business of acquiring the rights to patents for the purpose of enforcement and we expect more companies to enter the market.   We also compete with venture capital firms and various industry leaders that may have more financial and human resources than we do.

We do not have sufficient capital to operate our business and will require additional funding to sustain operations through the next twelve months.  There is no assurance that we will have revenue in the future or that we will be able to secure the necessary funding to develop our business.

Government Regulation

In general, our consulting activities are not subject to licensing or other regulatory requirements. We are subject to federal, state and local laws and regulations applicable to businesses, such as payroll taxes on the state and federal levels. We believe that we are in conformity and will remain in conformity with all applicable laws in all relevant jurisdictions.

Employees

We have no full time employees at this time. All functions including development, strategy, negotiations and clerical are currently being provided by Joseph Levi, our President, Chief Executive Officer, and Chief Financial Officer, at no salary.   Mr. Levi has agreed to the deferment of his salary until such time that sufficient funds are available.

Risk Factors Relating to Our Business

The Company depends upon relationships with others to acquire technology opportunities that can develop into revenues and, if it is unable to maintain and generate new relationships, then the Company’s revenue may not increase and may decline.

The Company does not invent new technologies or products; it depends on acquiring exclusive relationships with new patents and inventions through its relationships with inventors, universities, research institutions, and others. If the Company is unable to maintain those relationships and continue to grow new relationships, then it may not be able to identify new technology-based opportunities for growth and sustainable revenue. Further, because we rely upon acquiring technology developed others, we cannot be certain that we will be able to obtain the volume and quality of available new portfolios necessary to increase our growth. If we are unable to obtain the necessary volume and quality of new technologies, then we may need to reduce operations or revise our business model.

We may not be successful in identifying market needs for new technologies and developing new products to meet those needs.

The success of our business model depends on our ability to identify correctly market needs for new technologies. We intend to identify new market needs, but we may not always have success in doing so. Furthermore, we must identify the most promising technologies from a sizable pool of projects. If our commercialization strategy process fails to identify projects with commercial potential or if management does not ensure that such projects advance to the commercialization stage, we may not successfully commercialize new products and grow our revenues.

Our growth strategy requires that we not only identify new technologies that meet market needs, but that we also develop successful commercial products that address those needs. We face several challenges in developing successful new products.  We expect that one or more of the potential products we choose to commercialize will not be technologically feasible or will not achieve commercial acceptance, and we cannot predict which, if any, of our portfolios we will successfully develop or commercialize. The technologies we research and develop are new and steadily changing and advancing. The products that are derived from these technologies may not be applicable or compatible with the state of technology or demands in existing markets. Our existing portfolios may become uncompetitive or obsolete if our competitors adapt more quickly than we do to new technologies and changes in customers’ requirements. Furthermore, we may not be able to identify if and when new markets will open for portfolios given that future applications of any given product may not be readily determinable, and we cannot reasonably estimate the size of any markets that may develop. If we are not able to successfully develop new products, we may be unable to increase our product revenues.

Competition is intense in the industries in which we do business and, we may not be able to grow or maintain our market share for our technologies and patents.

We expect to encounter competition in the area of patent licensing, sales and enforcement as the number of companies entering this market is increasing. This includes competitors seeking to represent or acquire the same or similar patents and technologies that we may seek to represent. Companies such as British Technology Group, Rembrandt Management Group, Intellectual Ventures LLC and Acacia Technologies Group are already in the business of acquiring the rights to patents for the purpose of enforcement, and we expect more companies to enter the market. As new technological advances occur, many of our patented technologies may become obsolete before they are completely monetized. If we are unable to replace obsolete Portfolios with more technologically advanced patented technologies, then this obsolescence could have a negative effect on our ability to generate future revenues.

We also compete with venture capital firms and various industry leaders for technology licensing opportunities. Many of these competitors may have more financial and human resources than we do. As we become more successful, we may find more companies entering the market for similar technology opportunities, which may reduce our market share in one or more technology industries that we currently rely upon to generate future revenue.

Our quarterly operating results may fluctuate and cause our stock price to decline.

Because of the nature of our business, our quarterly revenues and operating results could fluctuate significantly from quarter to quarter in the future which could cause the market price of our common stock to decline. The following are among the factors that could cause the Company’s operating results to fluctuate significantly from period to period:

•

the performance of our third-party licensees;

•

costs related to acquisitions, alliances, licenses and other efforts to expand our operations;

•

the timing of payments under the terms of any customer or license agreements into which the Company may enter;

•

expenses related to patent filings and other enforcement proceedings relating to Portfolios we represent; and

•

general and economic market conditions

New legislation, regulations or rules related to obtaining patents or enforcing patents could significantly increase our Company’s operating costs and decrease its revenue.

Our Company will derive revenues from the sale, licensing and enforcing of IP contained in our Portfolios.  If new legislation, regulations or rules are implemented either by Congress, the United States Patent and Trademark Office, or the courts that impact the patent application process, the patent enforcement process or the rights of patent holders, these changes could negatively affect our expenses and revenue. For example, new rules regarding the burden of proof in patent enforcement actions could significantly increase the cost of our enforcement actions, new standards or limitations on liability for patent infringement could negatively impact our revenue derived from such enforcement actions and changes in the law regarding the enforceability of patents could decrease the revenues we derive from the sale of patents to third-parties. Although we cannot predict if or how any future legislation or court decisions would impact our business, any future changes in the law could limit our ability to collect on our Portfolios which could reduce our profitability and harm our business.

Trial judges and juries often find it difficult to understand complex patent enforcement litigation, and as a result, we may need to appeal adverse decisions by lower courts in order to successfully enforce our patents.

It is difficult to predict the outcome of patent enforcement litigation at the trial level. It is often difficult for juries and trial judges to understand complex, patented technologies, and as a result, there is a higher rate of successful appeals in patent enforcement litigation than more standard business litigation. Such appeals are expensive and time consuming, resulting in increased costs and delayed revenue. Although we will diligently pursue enforcement litigation, we cannot predict with significant reliability the decisions made by juries and trial courts.

More patent applications are filed each year resulting in longer delays in getting patents issued by the United States Patent and Trademark Office.

Our Portfolios may also include pending patents that our clients seek to monetize. We have identified a trend of increasing patent applications each year, which we believe is resulting in longer delays in obtaining approval of pending patent applications. The delays could cause delays in recognizing revenue from these patents and could cause us to miss opportunities to license patents before other competing technologies are developed or introduced into the market.

Federal court dockets are becoming more crowded, and as a result, patent enforcement litigation is taking longer.

Patent enforcement actions will almost exclusively be prosecuted in federal court. Federal trial courts that hear patent enforcement actions also hear criminal cases. Criminal cases always take priority over patent actions. As a result, it is difficult to predict the length of time it will take to complete an enforcement action. Moreover, we believe there is a trend in increasing numbers of civil lawsuits and criminal proceedings before federal judges, and as a result, we believe that the risk of delays in our patent enforcement actions will have a greater affect on our business in the future unless this trend changes.

Any reductions in the funding of the United States Patent and Trademark Office could have an adverse impact on the cost of processing pending patent applications and the value of those pending patent applications.

The Portfolios from which the Company derives revenues consists of issued patents as well as pending patent applications before the U.S. Patent and Trademark Office (USPTO). The value of our patent portfolios is dependent upon the issuance of patents in a timely manner, and any reductions in the funding of the USPTO could negatively impact the value of our assets.

The patented technologies we represent face uncertain market value.

We represent patents and technologies that are at early stages of adoption in the commercial and consumer markets. Demand for some of these technologies is untested and is subject to fluctuation based upon the rate at which our licensees will adopt our patents and technologies in their products and services.  Accordingly, the market value of the patented technologies we represent and the revenues we may derive from such patented technologies is uncertain.

As patent licensing campaigns become more prevalent, it may become more difficult for us to voluntarily license our patents.

As patent licensing campaigns become more prevalent, companies may resist licensing our patents voluntarily in order to deter additional patent license requests from us or from others. As a result, we may need to increase the number of our patent enforcement actions to cause infringing companies to license the patent or pay damages for lost royalties. This may increase the risks associated with an investment in our Company.

The success of the Company depends, in part, on our ability to retain the best legal counsel to represent our Portfolios in patent enforcement actions.

The success of IP Technology Services, Inc. depends upon our ability to retain the best legal counsel to prosecute patent infringement litigation. As our patent enforcement actions increase, it will become more difficult to find the best legal counsel to handle all of our cases because many law firms may have a conflict of interest that prevents its representation of our company.

The Company may rely on representations and opinions made by third parties that, if determined to be false or inaccurate, may expose the Company to certain liabilities that could be material.

From time to time, the Company may rely upon representations made by third parties from whom the Company acquires the exclusive rights to license, sell and enforce patents. We also may rely upon the opinions of purported experts. In certain instances, we may not have the opportunity to independently investigate and verify the facts upon which such representations and opinions are made. By relying on these representations and opinions, the Company may be exposed to liabilities in connection with the licensing, sale and enforcement of certain patents and patent rights. It is difficult to predict the extent and nature of such liabilities which, in some instances, may be material.

We may not be able to raise sufficient capital or generate adequate revenue to meet our obligations and fund our operating expenses.

Failure to raise adequate capital and generate adequate revenues to acquire exclusive relationships with new patents and inventions and sustain our operations could result in our having to curtail or cease operations. Additionally, even if we do raise sufficient capital and generate revenues to support our operating expenses, there can be no assurances that the revenue will be sufficient to enable us to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about our ability to continue as a going concern.  Accordingly, our failure to generate sufficient revenues or to generate adequate capital could result in the failure of our business and the loss of your entire investment.

If we are unable to obtain additional funding, our business operations will be harmed. Even if we do obtain additional financing, our then existing shareholders may suffer substantial dilution.

We may require additional funds to operate our business. It is possible that additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. The inability to raise the required capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain necessary financing, we will likely be required to curtail our business plans which could cause the Company to become dormant. We currently do not have any arrangements or agreements to raise additional capital. Any additional equity financing may involve substantial dilution to our then existing shareholders.

Because we do not have an audit or compensation committee, shareholders will have to rely on our president, who is not independent, to perform these functions.

We do not have an audit or compensation committee comprised of independent directors. Indeed, we do not have any audit or compensation committee. These functions are performed by our president. Thus, there is a potential conflict of interest in that our president has the authority to determine issues concerning management compensation and audit issues that may affect management decisions.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of shares of our stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (99,000,000) but unissued (96,500,000) common shares. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.

The Company is and will continue to be completely dependent on the services of its president Joseph Levi, the loss of whose services may cause our business operations to cease, and we will need to engage and retain qualified employees and consultants to further implement our strategy.

The Company’s operations and business strategy are completely dependent upon the knowledge and business contacts of Joseph Levi, our president.   He is under no contractual obligation to remain employed by us.  If he should choose to leave us for any reason before we have hired additional personnel, our operations may fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described herein.  We will fail without Mr. Levi or an appropriate replacement(s). We intend to acquire key-man life insurance on the life of Mr. Levi naming us as the beneficiary when and if we obtain the resources to do so and Mr. Levi remains insurable. We have not yet procured such insurance, and there is no guarantee that we will be able to obtain such insurance in the future.  Accordingly, it is important that we are able to attract, motivate and retain highly qualified and talented personnel and independent contractors.

Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability which may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Our articles of incorporation and applicable Delaware law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's promise to repay us. Therefore if it is ultimately determined that any such person shall not have been entitled to indemnification, this indemnification policy could result in substantial expenditures by us which we will be unable to recoup.

Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over the Company.

Our certificate of incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock, par value $.0001 per share.

The specific terms of the preferred stock have not been determined, including:

•

designations;

•

preferences;

•

conversions rights;

•

cumulative, relative;

•

participating; and

•

optional or other rights, including:

o

voting rights;

o

qualifications;

o

limitations; or

o

restrictions of the preferred stock

Our board of directors is entitled to authorize the issuance of up to 1,000,000 shares of preferred stock in one or more series with such limitations and restrictions as may be determined in its sole discretion, with no further authorization by security holders required for the issuance thereof.

The issuance of preferred stock could adversely affect the voting power and other rights of the holders of common stock. Preferred stock may be issued quickly with terms calculated to discourage, make more difficult, delay or prevent a change in control of the Company or make removal of management more difficult. As a result, the board of directors' ability to issue preferred stock may discourage the potential hostility of an acquirer, possibly resulting in beneficial negotiations. Negotiating with an unfriendly acquirer may result in, among other things, terms more favorable to us and our stockholders. Conversely, the issuance of preferred stock may adversely affect any market price of, and the voting and other rights of the holders of the common stock. We presently have no plans to issue any preferred stock.

The ability of our principal officers to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

Upon the completion of this offering, our principal officer will beneficially own approximately 52 % of our outstanding common stock assuming sale of all shares being registered. Because of this beneficial stock ownership, he will be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. His interests may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding his decisions. This level of control may also have an adverse impact on the market value of our shares because he may institute or undertake transactions, policies or programs that result in losses, may not take any steps to increase our visibility in the financial community and / or may sell sufficient numbers of shares to significantly decrease our price per share.

We do not expect to pay dividends in the foreseeable future.

We have never paid cash dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

If we become registered with the SEC, we will be required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting. We do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than necessary, we have not yet adopted these measures.

Because our one director is not independent, we do not currently have independent audit or compensation committees. As a result, the director has the ability, among other things, to determine his own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

The costs to meet our reporting and other requirements as a public company subject to the Exchange Act of 1934 will be substantial and may result in us having insufficient funds to expand our business or even to meet routine business obligations.

If we become a public entity, subject to the reporting requirements of the Exchange Act of 1934, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because our overall business volume will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Risks Factors Relating To Our Common Shares

We may, in the future, issue additional common shares, which would reduce investors' percent of ownership and may dilute our share value.

Our Certificate of Incorporation authorizes the issuance of 99,000,000 shares of common stock, of which 2,500,000 shares are issued and outstanding, and 1,000,000 shares of preferred stock, of which no shares are issued and outstanding. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

Our common shares are subject to the "Penny Stock" Rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•

that a broker or dealer approve a person's account for transactions in penny stocks; and

•

the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•

obtain financial information and investment experience objectives of the person; and

•

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•

sets forth the basis on which the broker or dealer made the suitability determination; and

•

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our Common shares and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Currently, there is no public market for our securities, and there can be no assurances that any public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

There has not been any established trading market for our common stock, and there is currently no public market whatsoever for our securities. There can be no assurances as to whether, subsequent to registration with the SEC:

(i)

any market for our shares will develop;

(ii)

the prices at which our common stock will trade; or

(iii)

the extent to which investor interest in us will lead to the development of an active, liquid trading market.  Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of The Company and general economic and market conditions.  No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

If a market develops for our shares, sales of our shares relying upon Rule 144 may depress prices in that market by a material amount.

The majority of the outstanding shares of our common stock held by present stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended.

As restricted shares, these shares may be resold only pursuant to an effective registration statement, such as this one (for the shares registered hereunder) or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Effective February 15, 2008, the Securities and Exchange Commission adopted changes to Rule 144, which shorten the holding period for sales by non-affiliates to six months (subject to extension under certain circumstances) and remove the volume limitations for such persons.  Rule 144 provides in essence that a person who has held restricted securities for a prescribed period may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1.0% of a company's outstanding common stock. The alternative average weekly trading volume during the four calendar weeks prior to the sale is not available to our shareholders being that the OTCBB (if and when listed thereon) is not an "automated quotation system" and, accordingly, market based volume limitations are not available for securities quoted only over the OTCBB.

As a result of the revisions to Rule 144 discussed above, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for a period of one year,.  A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

The market for penny stocks has experienced numerous frauds and abuses which could adversely impact investors in our stock.

We believe that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•

Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•

Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•

"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•

Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Any trading market that may develop may be restricted by virtue of state securities “Blue Sky” laws which prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states.

There is no public market for our common stock, and there can be no assurance that any public market will develop in the foreseeable future.  Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws.  Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions.  Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock. We currently do not intend to and may not be able to qualify securities for resale in approximately 17 states which do not offer manual exemptions and require shares to be qualified before they can be resold by our shareholders. Accordingly, investors should consider the secondary market for our securities to be a limited one.

There is no current trading market for our securities and if a trading market does not develop, purchasers of our securities may have difficulty selling their shares.

There is currently no established public trading market for our securities and an active trading market in our securities may not develop or, if developed, may not be sustained.  If for any reason our common stock is not quoted on the Over The Counter Bulletin Board or a public trading market does not otherwise develop, purchasers of the shares may have difficulty selling their common stock should they desire to do so. No market makers have committed to becoming market makers for our common stock and none may do so.

State securities laws may limit secondary trading, which may restrict the states in which and conditions under which you can sell the shares offered by this prospectus.

Secondary trading in common stock sold in this offering will not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted thus causing you to realize a loss on your investment.

Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless the value of such shares appreciates and they sell them. There is no assurance that stockholders will be able to sell shares when desired.

We may issue shares of preferred stock in the future that may adversely impact the rights of holders of our common stock.

Our Certificate of Incorporation authorizes us to issue up to 1,000,000 shares of "blank check" preferred stock. Accordingly, our board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. To the extent that we do issue such additional shares of preferred stock, your rights as holders of common stock could be impaired thereby, including, without limitation, dilution of your ownership interests in us. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in your interest as holders of common stock.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company’s office is located at 1576 East 21st Street, Brooklyn, New York. Mr. Levi, our President, provides such offices to the Company at no charge.

ITEM 3.  LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no meetings at which votes of the security holders were held.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - MARKET INFORMATION FOR COMMON STOCK

Market information

Our Registration Statement on Form S-1 was declared effective on February 7, 2008.We have been approved for listing on the OTCBB under the symbol "IPSV".  As of December 26, 2008 , no public market in IP Technology Services, Inc.'s common stock has yet developed and there can be no assurance that a meaningful trading market will subsequently develop.  IP Technology Services, Inc. makes no representation about the value of its common stock.

2,302,000 of the outstanding shares of our common stock held by present stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended all of which shares are held by affiliates.

As restricted shares, these shares may be resold only pursuant to an effective registration statement, or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Effective February 15, 2008, the Securities and Exchange Commission adopted changes to Rule 144, which shorten the holding period for sales by non-affiliates to six months (subject to extension under certain circumstances) and remove the volume limitations for such persons.. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1.0% of a company's outstanding common stock. The alternative average weekly trading volume during the four calendar weeks prior to the sale is not available to our shareholders being that the OTCBB (if and when listed thereon) is not an "automated quotation system" and, accordingly, market based volume limitations are not available for securities quoted only over the OTCBB.

As a result of the revisions to Rule 144 discussed above, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for a period of one year.

Holders

As of December 26, 2008, IP Technology Services, Inc. has 2,500,000 shares of $0.0001 par value common stock issued and outstanding held by approximately 42  shareholders of record.  IP Technology Services, Inc.'s Transfer Agent is: Action  Stock Transfer Company, Inc., 7069 S. Highland Dr., Suite 300,Salt Lake City, UT 84121 Tel (801) 274-1088

Dividends

We have not declared or paid dividends on our Common Stock since our formation, and we do not anticipate paying dividends in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of our Board of Directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the board of directors. There are no contractual restrictions on our ability to declare or pay dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

Stock Option Plan

Pursuant to the board of directors’ approval and subsequent stockholder approval, the Company adopted our 2007 Non-Statutory Stock Option Plan (the “Plan”) whereby we reserved for issuance up to 1,500,000 shares of our common stock. Non-Statutory Stock Options do not meet certain requirements of the Internal Revenue Service as compared to Incentive Stock Options which meet the requirements of Section 422 of the Internal Revenue Code. Nonqualified options have two disadvantages compared to incentive stock options. One is that recipients have to report taxable income at the time that they exercise the option to buy stock, and the other is that the income is treated as compensation, which is taxed at higher rates than long-term capital gains. We intend to file a Registration Statement on Form S-8 so as to register those 1,500,000 shares of common stock underlying the options in the Plan once we are eligible to do so which will be after we are subject to the Exchange Act Reporting Requirements and have filed all required reports during the preceding 12 months or such shorter period of time as required.

No options are outstanding or have been issued under the Plan as of September 30, 2008.

As previously indicated, the board of directors adopted the Plan so as to provide a long-term incentive for employees, non-employee directors, consultants, attorneys and advisors of the Company and our subsidiaries, if any.  The board of directors believes that our policy of granting stock options to such persons will provide us with a potential critical advantage in attracting and retaining qualified candidates.  In addition, the Plan is intended to provide us with maximum flexibility to compensate plan participants.  We believe that such flexibility will be an integral part of our policy to encourage employees, non-employee directors, consultants, attorneys and advisors to focus on the long-term growth of stockholder value.  The board of directors believes that important advantages to the Company are gained by an option program such as the Plan which includes incentives for motivating our employees, while at the same time promoting a closer identity of interest between employees, non-employee directors, consultants, attorneys and advisors on the one hand, and our stockholders on the other.

The principal terms of the Plan are summarized below; however, it is not intended to be a complete description thereof and such summary is qualified in its entirety by the actual text of the Plan, a copy of which has been filed as an exhibit to our registration statement of which this prospectus is a part.

Summary Description of the IP Technology Services,  Inc. 2007 Non-Statutory Stock Option Plan

The purpose of the Plan is to provide directors, officers and employees of, as well as consultants, attorneys and advisors to, the Company and our subsidiaries, if any, with additional incentives by increasing their ownership interest in IP Technology Services, Inc.  Directors, officers and other employees of the Company and our subsidiaries, if any, are eligible to participate in the Plan.  Options in the form of Non-Statutory Stock Options (“NSO”) may also be granted to directors who are not employed by us and consultants, attorneys and advisors to us providing valuable services to us and our subsidiaries.  In addition, individuals who have agreed to become an employee of, director of or an attorney, consultant or advisor to us and/or our subsidiaries are eligible for option grants, conditional in each case on actual employment, directorship or attorney, advisor and/or consultant status.  The Plan provides for the issuance of NSO’s only, which are not intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code, as amended.  Further, NSO’s have two disadvantages compared to ISO’s in that recipients of NSOs must report taxable income at the time of NSO option exercise and income from NSO’s is treated as compensation which is taxed at higher rates than long-term capital gains.

Our board of directors or a compensation committee (once established) will administer the Plan with the discretion generally to determine the terms of any option grant, including the number of option shares, exercise price, term, vesting schedule and the post-termination exercise period.  Notwithstanding this discretion (i) the term of any option may not exceed 10 years and (ii) an option will terminate as follows: (a) if such termination is on account of termination of employment for any reason other than death, without cause, such options shall terminate one year thereafter; (b) if such termination is on account of death, such options shall terminate 15 months thereafter; and (c) if such termination is for cause (as determined by the board of directors and/or compensation committee), such options shall terminate immediately.  Unless otherwise determined by the board of directors or compensation committee, the exercise price per share of common stock subject to an option shall be equal to no less than 10% of the fair market value of the common stock on the date such option is granted.  No NSO shall be assignable or otherwise transferable except by will or the laws of descent and distribution or except as permitted in accordance with SEC Release No.33-7646 as effective April 7, 1999.

The Plan may be amended, altered, suspended, discontinued or terminated by the board of directors without further stockholder approval, unless such approval is required by law or regulation or under the rules of the stock exchange or automated quotation system on which the common stock is then listed or quoted.  Thus, stockholder approval will not necessarily be required for amendments which might increase the cost of the Plan or broaden eligibility except that no amendment or alteration to the Plan shall be made without the approval of stockholders which would:

a.

decrease the NSO price (except as provided in paragraph 9 of the Plan) or change the classes of persons eligible to participate in the Plan, or

b.

extend the NSO period, or

c.

materially increase the benefits accruing to Plan participants, or

d.

materially modify Plan participation eligibility requirements, or

e.

extend the expiration date of the Plan.

Unless otherwise indicated the Plan will remain in effect for a period of ten years from the date adopted unless terminated earlier by the board of directors except as to NSOs then outstanding, which shall remain in effect until they have expired or been exercised.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-
Equity compensation plans not approved by security holders	-	-	-
Total	-	-

Recent Sales of Unregistered Securities

Sales conducted under an exemption from registration provided under Section 4(2).

On June 6, 2007, we issued 2,299,000 shares of our common stock to Joseph Levi in consideration for the payment of an aggregate of $14,900. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated by the Securities and Exchange Commission.

From July 2007 to September 2007, we issued 201,000 shares of common stock to approximately forty-five investors in a private placement pursuant to the exemption from the registration requirements of the Securities Act provided by Regulation D. The aggregate consideration paid for such shares was $20,100. The Company conducted the private placement without any general solicitation or advertisement and a restriction on resale. The Company provided all investors in the 2007 private placement with a subscription agreement.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The statements contained in all parts of this document that are not historical facts are, or may be deemed to  be, "forward-looking statements" within the meaning of  Section 27A of  the Securities Act of 1933 and Section 21E of  the Securities  Exchange  Act  of  1934.  Such  forward-looking statements include, but are not limited to, those  relating to the following: the Company's ability to secure necessary financing;  plans for opening one or more restaurant units (including the scope, timing, impact and effects  thereof); expected growth; future operating expenses; future margins; fluctuations in interest rates; ability to continue to grow and  implement growth, and regarding  future  growth,  cash needs, operations, business plans and financial results and any other statements that are not historical facts.

When  used  in this document, the words "anticipate," "estimate,"  "expect,"  "may,"  "plans,"  "project,"  and similar expressions are intended to be among the statements that  identify  forward-looking statements. Actual results may differ significantly from the results discussed in   the   forward-looking   statements.   Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the Company’s dependence on  its ability  to attract and retain skilled managers  and  other personnel;  the  intense competition within the  restaurant industry;  the  uncertainty of  the  Company's  ability  to manage  and continue its growth and implement its business strategy; its vulnerability to general economic conditions; accuracy  of accounting and other estimates; the Company's future  financial  and operating results,  cash  needs  and demand  for  its  services; and the  Company's  ability  to maintain and comply with permits and licenses; as  well  as other  risk factors described in this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

Plan of Operation

For the year ended September 30, 2008, revenues were $160,000 and net income before taxes was $106,359. For the period June 6, 2007 (inception) through September 30, 2007, the Company had no revenues and incurred a net loss of $38,131.

The revenues generated by the Company for fiscal 2008 were fees the Company earned for successfully completing the sale of patent portfolios. The sale of one of the patent portfolios, directed to a novel method for organizing menu search terms, was completed on April 17, 2008.  The sale of the other patent portfolio, directed to a novel method for refining search criteria, was completed on June 16, 2008. In October 2008, the Company successfully completed the sale of a patent relating to firewall technology and earned a fee of $50,000 in connection with that transaction.

We continue to look for commercially viable Portfolios to represent.  To that end, we will continue to work with our industry contacts, advertise and use our website at www.iptechnologyservices.com to identify additional Portfolios.  We continue to receive numerous Portfolio submissions covering a broad range of technologies and we enter into agreements to represent such Portfolios where appropriate. For each such Portfolio, we analyze the Portfolio, identify relevant markets and/or identify potential acquirers, licensees and/or investors for the Portfolio.  In addition, we developed a proprietary software program that we believe will assist us in identifying patent portfolios that have substantial commercial value.  We cannot guarantee, however, that we will find additional suitable Portfolios for which will be successful in completing a revenue generating transaction.

Generally, we will enter into one or more agreements with our clients depending on the range of services to be provided.  If a client is seeking to sell or license a Portfolio, we will typically enter into a Patent Broker Agreement (“Broker Agreement”) under which we earn a commission for finding a buyer and/or licensee of the Portfolio.  Our commission rates are typically one-third (33.33%) of revenues generated through the sale/license of the Portfolio but in certain situations we may negotiate a different rate.  Where a client is seeking funding for product development, we may enter into a Patent Finance Agreement (“Finance Agreement”) under which we earn commission based on the amount of capital we assist in raising.  In certain situations, we may consider purchasing all or part of a Portfolio and develop a licensing campaign for the Portfolio to generate revenues for the Company.

Liquidity and Capital Resources

As of September 30, 2008, the Company had $122,728 in cash. We believe that the Company’s current cash position will be sufficient to fund operations over the next twelve months including general overhead expenses such as salaries, corporate legal and accounting fees, office overhead and general working capital. In the event the Company may require additional cash to fund operations or purchase a Portfolio, we may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. Our officer will fund any expenses which arise until such time as the Company raises sufficient funds. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the period June 6, 2007 to September 30, 2007, and the year ended September 30, 2008 are set forth beginning at Page F-1 .

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

We have had no disagreements with our independent accountants.

ITEM 8A.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and our Chief Financial Officer, of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective for the gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

Our management does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

Set forth below is certain information relating to our sole director and executive officer, including his name, age, and business experience.

Name and Business Address	Age	Position
Joseph Levi 1576 East 21st Street Brooklyn, New York 11210	50	President, Chief Executive Officer, Chief Financial Officer & Director

Joseph Levi has been our President, Chief Executive Officer, Chief Financial and director since our inception on June 6, 2007.  Since September 2003, Mr. Levi has been a partner at the law firm of Levi and Korsinsky, LLP.  From September 1995 to September 2003, Mr. Levi was a litigation associate at various law firms.  Mr. Levi has a BS Degree in Electrical Engineering from Polytechnic University (1984), an MS in System Engineering from Polytechnic University (1986) and a JD from Brooklyn Law School (1995).   From April 1992 to June 1995, Mr. Levi was a principal in a computer network consulting practice. From June 1988 to May 1992, Mr. Levi was a corporate sales manager for a computer sales and services firm.  From June 1984 to May 1988, Mr. Levi was an engineer at ITT Avionics.

Mr. Levi is also a director of StatSure Diagnostic Systems, Inc. and the President, Chief Executive Officer and Director of Green Mountain Recovery, Inc.  He has not been affiliated with any business that has filed for bankruptcy within the last five years.   Green Mountain Recovery, Inc. is a newly formed entity which has applied for listing on the OTC Bulletin Board.

Each director of the Company serves for a term of one year or until the successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

Board Committees

We currently have no compensation committee or other board committee performing equivalent functions.  Currently, all members of our board of directors participate in discussions concerning executive officer compensation.

Involvement on Certain Material Legal Proceedings During the Last Five Years

No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations.

No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

The  following table sets forth, for most recent two completed fiscal years ended  September 30, 2008 and 2007 the cash compensation paid by the Company, as well as certain  other compensation paid with respect to those years  and  months, to the Chief  Executive  Officer  and,  to  the  extent applicable, each of the three other most highly compensated executive  officers  of the Company in  all  capacities  in which they served:

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compen -sation Earnings($)	All Other Compen -sation ($)	Total ($)

Joseph Levi	2008	0	0	0	0	0	0	0	0
President	2007	0	0	0	0	0	0	0	0

Directors' Compensation

We have no formal or informal arrangements or agreements to compensate our director for services he provides as director of our company.

Employment Contracts and Officers' Compensation

Since our incorporation, we have not entered into employment agreements with any of our officers, directors or employees. Any future compensation to be paid to these individuals will be determined by our Board of Directors, and employment agreements will be executed. We do not currently have plans to pay any compensation to our officers or directors until such time as we are cash flow positive.

Stock Option Plan And Other Long-term Incentive Plan

The Company does not currently have outstanding option/SAR grants.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table lists, as of December 26, 2008 the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest.  The balance shown for Joseph Levi includes an additional 3,000 Shares owned by his wife in accordance with SEC Release 33-4819 which states, in part, that a person is regarded as the beneficial owner of securities held in the name of his or her spouse and their minor children.  Mr. Levi disclaims any beneficial interest in or control over any of such shares other than that which may be attributed to them by operation of law.  Except as noted below, each person has sole voting and investment power.

Name and Address of	Number of Shares
Beneficial Owner[1]	Beneficially Owned	Percent of Class

Joseph Levi	2,302,000	92.1%

Officers and Directors
As a group (1 member)	2,302,000	92.1%

Change in Control

No arrangements exist that may result in a change of control of IP Technology Services, Inc.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On  June 6, 2007, we issued 2,299,000 shares of our common stock to Joseph Levi in consideration for the payment of an aggregate of $14,900. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated by the Securities and Exchange Commission.

ITEM 13. EXHIBITS

Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of Registrant*
3.2	By-Laws of Registrant*
4.1	Specimen Common Stock Certificate*
10.1	2007 Non-Statutory Stock Option Plan*
10.2	Patent Broker Agreement*
10.3	Form of Regulation D Subscription Agreement *
31	Rule 13a-14(a) Certifications
32	Section 1350 Certifications

* Filed with Registration Statement on Form SB-2 dated December 5, 2007.

_____________________________

1

The address for each person is 1576 East 21st Street, Brooklyn, New York 11210.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the period from June 6, 2007 (inception) through September 30, 2007 and the fiscal year ended September 30, 2008 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

	September 30,	September 30,
SERVICES	2008	2007

Audit fees	$13,000.00	$11,500.00
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total fees	$13,000.00	$11,500.00

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

IP Technology Services, Inc.
Signature	Title	Date
/s/ Joseph Levi	President, Chief Executive Officer,	December 29, 2008
Joseph Levi	& Chief Financial Officer

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

IP Technology Services, Inc.
Signature	Title	Date
/s/ Joseph Levi	President, Chief Executive Officer,	December 29, 2008
Joseph Levi	& Chief Financial Officer

IP TECHNOLOGY SERVICES, INC.

September 30, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

IP Technology Services, Inc.

New York, New York

We have audited the accompanying balance sheets of IP Technology Services, Inc. as of September 30, 2008 and 2007 and the related statements of operations, stockholders’ equity and cash flows for the fiscal year ended September 30, 2008 and for the period from June 6, 2007 (inception) through September 30, 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IP Technology Services, Inc. as of September 30, 2008 and the results of its operations and its cash flows for the fiscal year ended September 30, 2008 and for the period from June 6, 2007 (inception) through September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Li & Company, PC

Li & Company, PC

Skillman, New Jersey

December 29, 2008

IP TECHNOLOGY SERVICES, INC.

Balance Sheets

	September 30, 2008	September 30, 2007
ASSETS

CURRENT ASSETS:
Cash	$122,728	$18,869
Total current assets	122,728	18,869

TOTAL ASSETS	$122,728	$18,869

LIABILITIES AND STOCKHOLDERS’ EQUITY ( DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$19,500	$22,000
Income taxes payable	27,291	-
Total Current Liabilities	46,791	22,000

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock at $0.0001 par value; 99,000,000 shares authorized; 2,500,000 shares issued and outstanding	250	250
Additional paid-in capital	34,750	34,750
Retained earnings (deficit)	40,937	(38,131)

Total Stockholders’ Equity (Deficit)	75,937	(3,131)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$122,728	$18,869

See accompanying notes to the financial statements.

IP TECHNOLOGY SERVICES, INC.

Statements of Operations

	For the Fiscal Year Ended September 30,	For the Period from June 6, 2007 (Inception) through September 30,
	2008	2007

Revenue	$160,000	$-

Operating expenses
Advertising	5,889	-
Professional fees	39,624	37,100
General and administrative expenses	8,128	1,131

Total operating expenses	53,641	38,131

Net income (loss) before income taxes	106,359	(38,131)

Income tax provision	27,291	-

Net income (loss)	$79,068	$(38,131)

Net income (loss) per common share – basic and diluted	$0.03	$(0.02)
Weighted average number of common shares outstanding – basic and diluted	2,500,000	2,426,137

See accompanying notes to the financial statements.

IP TECHNOLOGY SERVICES, INC.

Statement of Stockholders’ Equity (Deficit)

For the Period from June 6, 2007 (Inception) through September 30, 2008

	Common Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity (Deficit)

Balance, June 6, 2007 (inception)	2,299,000	$230	$14,670	$-	$14,900

Sale of common stock	51,000	5	5,095	-	5,100

Common stock issued for services	150,000	15	14,895	-	15,000

Net loss	-	-	-	(38,131)	(38,131)

Balance, September 30, 2007	2,500,000	250	49,895	(38,131)	(3,131)

Net Income	-	-	-	79,068	79,068

Balance, September 30, 2008	2,500,000	$250	$49,995	$40,937	$75,937

See accompanying notes to the financial statements.

IP TECHNOLOGY SERVICES, INC.

Statements of Cash Flows

	For the Fiscal Year Ended September 30,	For the Period from June 6, 2007 (Inception) through September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$79,068	$(38,131)
Adjustments to reconcile net income (loss) to net cash provided (used in) operating activities:
Stock compensation	-	15,000
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued expenses	(2,500)	22,000
Increase in income taxes payable	27,291	-
Net Cash Provided By (Used in) Operating Activities	103,859	(1,131)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	-	20,000
Net Cash Provided By Financing Activities	-	20,000

NET INCREASE IN CASH	103,859	18,869

CASH AT BEGINNING OF PERIOD	18,869	-
CASH AT END OF PERIOD	$122,728	$18,869

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Taxes paid	$480	$-

See accompanying notes to the financial statements.

IP TECHNOLOGY SERVICES, INC.

Notes to Financial Statements

September 30, 2008 and 2007

NOTE 1 - NATURE OF OPERATIONS

IP Technology Services, Inc. (“IP” or the “Company”) was incorporated on June 6, 2007 under the laws of the State of Delaware. IP provides a range of services to assist inventors to leverage their patents and related intellectual property (“Portfolios”) and formulate a strategy to maximize the revenue and profit generated by the Portfolios.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Fair value of financial instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as cash, accrued expenses and income taxes payable, approximate their fair values because of the short maturity of these instruments.

Revenue recognition

The Company’s revenues are derived principally from commissions earned through retaining a buyer or licensee(s) or obtaining product development funding for the Portfolios holder the Company represents. The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 (“SAB No. 104”) for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the product has been shipped or the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each category of revenue:

Licensing revenues: Licensing revenues, net of licensor participations, are recognized when the underlying royalties from the sales of the related products are earned. The Company recognizes guaranteed royalties, net of licensor participations, at the time the arrangement becomes effective if the Portfolios holder has signed a non cancelable contract, has agreed to a fixed fee, has delivered the rights to the licensee who is free to exercise them, and the Portfolios holder and the Company, as a licensing agent has no remaining significant obligations with the underlying Portfolios or obligation to the licensee, and collectability of the full fee is reasonably assured. Where the Company has significant continuing direct involvement with the underlying Portfolios or obligation to the licensee, guaranteed minimum royalties, net of licensor participations, are recognized ratably over the term of the license or based on sales of the related products, if greater. Licensing advances and guaranteed payments collected but not yet earned by the Company are classified as deferred revenue in the accompanying balance sheet.

Commission income: Commission income, net of licensor participations, is recognized when the underlying commission from the sale of the Portfolios or securing product development funding is earned. The Company recognizes commission income, net of licensor participations, at the time the sale of the Portfolios or product development funding arrangement becomes effective if the Portfolios holder has signed a non cancelable contract, has agreed to a fixed or determinable amount, has sold the rights to the buyer or obtained the funding from the financing institutions, and collectability of the full commission is reasonably assured. If the Company determines that collection of the full commission is not reasonably assured, the Company defers the revenue recognition and recognizes commission income at the time collection becomes reasonably assured, which is generally upon receipt of cash.

Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”). Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

Net Income (loss) per common share

Net Income (loss) per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”).  Basic net income (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of September 30, 2008 or 2007.

Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with its annual report for the fiscal year ending September 30, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting; of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

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

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – STOCKHOLDERS’ EQUITY

Sale of common stock

The Company was incorporated on June 6, 2007. Upon the formation, the Company issued 2,299,000 shares of its common stock to its founders at a price of $0.0065 per share. For the period from July 5, 2007 through September 30, 2007, the Company sold 201,000 shares of its common stock in a private placement at $0.10 per share to 41 individuals.

On July 13, 2007, the Company issued 150,000 shares of its common stock for services. The stock was valued at its fair market value on the date of issuance of $15,000 or $0.10 per share.

Stock Option Plan

Pursuant to a June 1, 2007 Board of Directors approval and subsequent stockholder approval, the Company adopted its 2007 Non-Statutory Stock Option Plan (the “Plan”) whereby it reserved for issuance up to 1,500,000 shares of its common stock to directors, officers, employees, consultants and professionals. The purpose of the Plan is to provide recipients with additional incentives by increasing their ownership interest in the Company.   The Plan provides for the issuance of Non-Statutory Stock Options only, which are not intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code, as amended. The Plan expires in 2017.

No options are outstanding or have been issued under the Plan as of September 30, 2008 or 2007.

NOTE 4 – CONCENTRATION AND CREDIT RISK

Two (2) unrelated customers comprised 78.0% and 22.0% of the Company’s revenues for the fiscal year ended September 30, 2008, respectively. The Company did not earn any revenues for the period from June 6, 2007 (inception) through September 30, 2007

NOTE 5 – INCOME TAXES

At September 30, 2008, the Company had approximately taxable income of $106,359 that was reduced by a net operating loss (“NOL”) carry–forward for Federal income tax purposes of $38,131 for the period from June 6, 2007 (inception) through September 30, 2007.

For the fiscal year ended September 30, 2008 the provision for income taxes consists of the following:

Current tax expense:
Federal	$24,589
State	2,702
$27,291

NOTE 6 – RELATED PARTY TRANSACTION

The Company has been provided office space by its Chief Executive Officer at no cost.