Form 10-Q
period 2008-12-31
IP TECHNOLOGY SERVICES, INC.
filed 2009-02-17
CIK 1417900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X    No     .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer        Accelerated Filer        Non-Accelerated Filer        Smaller Reporting Company  X .

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,500,000 shares of Common Stock, as of February 13, 2009.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes       No  X .

Transitional Small Business Disclosure Format (check one): Yes       No  X .

IP TECHNOLOGY SERVICES, INC.

SIGNATURE

IP TECHNOLOGY SERVICES, INC.

ITEM 1 Financial Information

IP TECHNOLOGY SERVICES, INC.

Balance Sheets

	December 31, 2008	September 30, 2008
	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash	$157,718	$122,728

TOTAL ASSETS	$157,718	$122,728

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accrued expenses	$30,610	$19,500
Income taxes payable	36,843	27,291
Current Liabilities	67,453	46,791

STOCKHOLDERS’ EQUITY:
Common stock at $0.0001 par value; 99,000,000 shares authorized; 2,500,000 shares issued and outstanding	250	250
Additional paid-in capital	34,750	34,750
Retained earnings	55,265	40,937

Stockholders’ Equity	90,265	75,937

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$157,718	122,728

See accompanying notes to the financial statements.

IP TECHNOLOGY SERVICES, INC.

Statements of Operations

(Unaudited)

	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007

Revenue	$50,000	$-

Operating expenses
Professional fees	25,750	13,999
General and administrative expenses	370	1,809

Total operating expenses	26,120	15,808

Net income (loss) before income taxes	23,880	(15,808)

Income tax provision	9,552	-

Net income (loss)	$14,328	$(15,808)

Net income (loss) per common share – basic and diluted	$0.01	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	2,500,000	2,500,000

See accompanying notes to the financial statements.

IP TECHNOLOGY SERVICES, INC.

Statements of Cash Flows

(Unaudited)

	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$14,328	$(15,808)
Adjustments to reconcile net income (loss) to net cash provided (used in) operating activities:
Increase in accounts payable and accrued expenses	11,110	1,789
Increase in income taxes payable	9,552	-
Net Cash Provided By (Used in) Operating Activities	34,990	(14,019)

NET INCREASE (DECREASE) IN CASH	34,990	(14,019)

CASH AT BEGINNING OF PERIOD	122,728	18,869
CASH AT END OF PERIOD	$157,718	$4,850

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Taxes paid	$480	$-

See accompanying notes to the financial statements.

IP TECHNOLOGY SERVICES, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2008 and 2007

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

Basis of Presentation

The accompanying interim financial statements for the three months ended December 31, 2008 and 2007 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These financial statements should be read in conjunction with the information filed as part of the Company’s Annual Report on Form 10-K which was filed with the SEC on December 12, 2008.

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

Net income ( loss) per common share

Net income (loss) per common share is computed pursuant to Statement of Financial Accounting Standards No. 128.  "Earnings per Share" ("SFAS No. 128").  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2008 or 2007.

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

In December 2007, the FASB issued FASB Statement No. 160 “Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes non-controlling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company will adopt this standard at the beginning of the Company’s fiscal year ending October 31, 2009 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

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

Plan of Operation

The Company earned revenues of $50,000 in the quarter. The revenues were fees earned for successfully completing the sale of a patent portfolio, directed to a method of communications between unsecured parties over a network, which was completed on October 3, 2008.

We continue to look for commercially viable intellectual property portfolios (“Portfolios”) to represent.  To that end, we will continue to work with our industry contacts, advertise and use our website at www.iptechnologyservices.com to identify additional Portfolios.  For each Portfolio we agree to represent, we analyze the Portfolio, identify relevant markets and/or identify potential acquirers, licensees and/or investors for the Portfolio.    We cannot guarantee, however, that we will find additional suitable Portfolios for which will be successful in completing a revenue generating transaction.

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

As of December 31, 2008, the Company had $157,718 in cash. We believe that the Company’s current cash position will be sufficient to fund operations over the next twelve months including general overhead expenses such as salaries, corporate legal and accounting fees, office overhead and general working capital. In the event the Company may require additional cash to fund operations or purchase a Portfolio, we may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. Our officer will fund any expenses which arise until such time as the Company raises sufficient funds. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

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

Seasonality

To date, we have not noted any significant seasonal impact.

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

b)

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2008.

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

Reports on Form 8-K

Not applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IP TECHNOLOGY SERVICES, INC.

/s/ Joseph Levi
Joseph Levi
Title:	President, Chief Executive Officer
Chief Financial Officer

Date:	February 17, 2009