Form 10-Q
period 2009-03-31
IP TECHNOLOGY SERVICES, INC.
filed 2009-05-15
CIK 1417900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,500,000 shares of Common Stock, as of May 13, 2009.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes       No  X

Transitional Small Business Disclosure Format (check one): Yes       No  X

IP TECHNOLOGY SERVICES, INC.

IP TECHNOLOGY SERVICES, INC.

ITEM 1 Financial Information

IP TECHNOLOGY SERVICES, INC.

Consolidated Balance Sheets

	March 31, 2009	September 30, 2008
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$33,780	$122,728
Total Current Assets	33,780	122,728

Patent (net amortization of $752)	89,248	-

TOTAL ASSETS	$123,028	$122,728

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accrued expenses	$23,250	$19,500
Income taxes payable	11,698	27,291
Current Liabilities	34,948	46,791

STOCKHOLDERS’ EQUITY:
Common stock at $0.0001 par value; 99,000,000 shares authorized; 2,500,000 shares issued and outstanding	250	250
Additional paid-in capital	34,750	34,750
Retained earnings	53,080	40,937

Stockholders’ Equity	88,080	75,937

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$123,028	122,728

See accompanying notes to the consolidated financial statements.

IP TECHNOLOGY SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31
	2009	2008

Revenue	$-	$-

Operating expenses
Advertising	-	4,161
Professional fees	1,500	1,500
General and administrative expenses	2,142	1,582

Total operating expenses	3,642	7,243

Net loss before income taxes	(3,642)	(7,243)

Income tax benefit	1,457	-

Net loss	$(2,185)	$(7,243)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	2,500,000	2,500,000

See accompanying notes to the consolidated financial statements.

IP TECHNOLOGY SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	March 31,	March 31,
	2009	2008

Revenue	$50,000	$-

Operating expenses
Advertising	-	4,161
Professional fees	27,250	15,499
General and administrative expenses	2,512	3,391

Total operating expenses	29,762	23,051

Net income (loss) before income taxes	20,238	(23,051)

Income tax provision	8,095	-

Net income (loss)	$12,143	$(23,051)

Net income (loss) per common share – basic and diluted	$0.00	$(0.01)
Weighted average number of common shares outstanding – basic and diluted	2,500,000	2,500,000

See accompanying notes to the consolidated financial statements.

IP TECHNOLOGY SERVICES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended March 31, 2009	Six Months Ended March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$12,143	$(23,051)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization	752	-
Increase (decrease) in accounts payable and accrued expenses	3,750	(5,948)
Decrease in income taxes payable	(15,593)	-
Net Cash Provided By (Used in) Operating Activities	1,052	(28,999)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Patent	(90,000)	-
Net Cash Used in Investing Activities	(90,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from officer	-	12,500
Net Cash Provided By Financing Activities	-	12,500

NET CHANGE IN CASH	(88,948)	(16,499)

CASH AT BEGINNING OF PERIOD	122,728	18,869
CASH AT END OF PERIOD	$33,780	$2,370

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Taxes paid	$23,688	$-

See accompanying notes to the consolidated financial statements.

IP TECHNOLOGY SERVICES, INC.

MARCH 31, 2009 and 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 -	NATURE OF OPERATIONS

IP Technology Services, Inc. (“IP” or the “Company”) was incorporated on June 6, 2007 under the laws of the State of Delaware. IP provides a range of services to assist inventors to leverage their patents and related intellectual property (“Portfolios”) and formulate a strategy to maximize the revenue and profit generated by the Portfolios.

On June 9, 2008, the company formed Mural Comm LLC (“LLC”) under the laws of the State of Delaware.  The LLC, of which the Company is a 75% member, was formed to provide the same services as IP.

NOTE 2 -	SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim financial statements for the three and six months ended March 31, 2009 and 2008 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These financial statements should be read in conjunction with the information filed on Form 10-KSB which was filed on December 29, 2008.

The unaudited interim consolidated financial statements include all accounts of the Company as of March 31, 2009 and 2008 and for the interim period then ended, and include all accounts of LLC, its majority-owned subsidiary as of March 31, 2009 and for the interim period ended March 31, 2009.  All inter-company balances and transactions have been eliminated.

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

Fiscal year end

The Company has elected a fiscal year ending on September 30.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Patent

The Company has adopted the guidelines as set out in Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”) for patent.  Under the requirements as set out in SFAS No. 142, the Company carries the purchased patent at cost and amortizes the costs of acquired patent over their remaining legal lives, or estimated useful lives, or the term of the contract, whichever is shorter.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Impairment of long-lived assets

The Company follows Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) for its long-lived assets.  The Company’s long-lived assets, which include patent, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of March 31, 2009 or 2008.

Fair value of financial instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as cash, accrued expenses, and income taxes payable approximate their fair values because of the short maturity of these instruments and market rates of interest.

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

Net income ( loss) per common share

Net income (loss) per common share is computed pursuant to Statement of Financial Accounting Standards No. 128.  "Earnings per Share" ("SFAS No. 128").  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of March 31, 2009 and 2008.

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

In May 2008, the FASB issued Statement of Financial Accounting Standard No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  The purpose of this standard is to provide a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements.  SFAS 162 categorizes accounting pronouncements in a descending order of authority.  In the instance of potentially conflicting accounting principles, the standard in the highest category must be used.  This statement will be effective 60 days after the SEC approves the Public Company Accounting and Oversight Board’s related amendments.  The Company believes that SFAS 162 will have no impact on their existing accounting methods.

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will adopt this FSP for its quarter ending June 30, 2009. There is no expected impact on the financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will include the required disclosures in its quarter ending June 30, 2009.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. The FSP states that in developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. This FSP is to be applied to intangible assets acquired after January 1, 2009. The adoption of this FSP did not have an impact on the financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 -	PATENT

On March 3, 2009, Mural Comm entered into a Purchase Agreement and an Assignment of Patent Rights effective March 3, 2009. The Company paid the seller $90,000 and is amortizing this amount over the remaining life of the patent, which expires May 7, 2018.

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

Plan of Operations

The Company earned no revenues of in the quarter. On March 3, 2009, the Company, through its subsidiary Mural Comm LLC, purchased from BancTec, Inc. for $90,000 U.S. Patent No. 6,341,351 titled METHOD FOR COMMUNICATING AND CONTROLLING TRANSACTIONS BETWEEN UNSECURED PARTIES (the “Patent”). The Company holds a seventy-five percent interest in Mural Comm LLC and the remaining twenty-five percent interest is held by John Torkelson, an inventor of the Patent. The Company intends on generating revenues by licensing the Patent.

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

As of March 31, 2009, the Company had $33,780 in cash. We believe that the Company’s current cash position will be sufficient to fund operations over the next twelve months including general overhead expenses such as salaries, corporate legal and accounting fees, office overhead and general working capital. In the event the Company may require additional cash to fund operations or purchase a Portfolio, we may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. Our officer will fund any expenses which arise until such time as the Company raises sufficient funds. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with its annual report for the fiscal year ending September 30, 2010 , the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

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

In May 2008, the FASB issued Statement of Financial Accounting Standard No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  The purpose of this standard is to provide a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements.  SFAS 162 categorizes accounting pronouncements in a descending order of authority.  In the instance of potentially conflicting accounting principles, the standard in the highest category must be used.  This statement will be effective 60 days after the SEC approves the Public Company Accounting and Oversight Board’s related amendments.  The Company believes that SFAS 162 will have no impact on their existing accounting methods.

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will adopt this FSP for its quarter ending June 30, 2009. There is no expected impact on the financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will include the required disclosures in its quarter ending June 30, 2009.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. The FSP states that in developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. This FSP is to be applied to intangible assets acquired after January 1, 2009. The adoption of this FSP did not have an impact on the financial statements.

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

(b)

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of March 31, 2009.

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

IP TECHNOLOGY SERVICES, INC.

/s/ Joseph Levi
Joseph Levi
Title:	President, Chief Executive Officer
Chief Financial Officer

Date:	May 15, 2009