Form 10-Q
period 2009-06-30
IP TECHNOLOGY SERVICES, INC.
filed 2009-08-12
CIK 1417900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

     . TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

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

(212) 363-7500

(Issuer's telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer      . Accelerated Filer      . Non-Accelerated Filer      . Smaller Reporting Company  X .

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,500,000 shares of Common Stock, as of August 11, 2009.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes      . No  X .

Transitional Small Business Disclosure Format (check one): Yes      . No  X .

IP TECHNOLOGY SERVICES, INC.

IP TECHNOLOGY SERVICES, INC.

ITEM 1 Financial Information

IP TECHNOLOGY SERVICES, INC.

Consolidated Balance Sheets

	June 30, 2009	September 30, 2008
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$26,859	$122,728
Total Current Assets	26,859	122,728
OTHER ASSETS:
Patent	90,000	-
Accumulated amortization	(3,195)	-
Patent, net	86,805	-

TOTAL ASSETS	$113,664	$122,728

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accrued expenses	$23,550	$19,500
Income taxes payable	8,153	27,291
Current Liabilities	31,703	46,791

STOCKHOLDERS’ EQUITY:
Common stock at $0.0001 par value; 99,000,000 shares authorized; 2,500,000 shares issued and outstanding	250	250
Additional paid-in capital	34,750	34,750
Retained earnings	46,961	40,937

Stockholders’ Equity	81,961	75,937

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$113,664	$122,728

See accompanying notes to the financial statements.

IP TECHNOLOGY SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008

Revenue	$-	$160,000

Operating expenses
Advertising	-	1,728
Professional fees	2,300	6,500
Rent expense	4,500	-
Amortization	2,443	-
General and administrative expenses	421	282

Total operating expenses	9,664	8,510

Net income (loss) before income taxes	(9,664)	151,490

Income tax provision (benefit)	(3,545)	30,705

Net income (loss)	$(6,119)	$120,785

Net income (loss) per common share – basic and diluted	$(0.00)	$0.05
Weighted average number of common shares outstanding – basic and diluted	2,500,000	2,500,000

See accompanying notes to the financial statements.

IP TECHNOLOGY SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended June 30, 2009	Nine Months Ended June 30, 2008

Revenue	$50,000	$160,000

Operating expenses
Advertising	-	5,889
Professional fees	29,550	21,999
Rent expense	4,500	-
Amortization	3,195	-
General and administrative expenses	2,181	3,673

Total operating expenses	39,426	31,561

Net income before income taxes	10,574	128,439

Income tax provision	4,550	30,705

Net income	$6,024	$97,734

Net income per common share – basic and diluted	$0.00	$0.04
Weighted average number of common shares outstanding – basic and diluted	2,500,000	2,500,000

See accompanying notes to the financial statements.

IP TECHNOLOGY SERVICES, INC.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended June 30, 2009	Nine Months Ended June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,024	$97,734
Adjustments to reconcile net income to net cash provided (used in) operating activities:
Amortization	3,195	-
Increase (decrease) in accrued expenses	4,050	(8,700)
Increase (decrease) in income taxes payable	(19,138)	30,705
Net Cash Provided By (Used in) Operating Activities	(5,869)	119,739

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of patent	(90,000)	-
Net Cash Used in Investing Activities	(90,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from officer	-	12,500
Repayment of loan from officer	-	(12,500)
Net Cash Provided By Financing Activities	-	-

NET CHANGE IN CASH	(95,869)	119,739

CASH AT BEGINNING OF PERIOD	122,728	18,869
CASH AT END OF PERIOD	$26,859	$138,608

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Taxes paid	$23,688	$300

See accompanying notes to the financial statements.

IP TECHNOLOGY SERVICES, INC.

JUNE 30, 2009 and 2008

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

On June 9, 2008, the company formed Mural Comm LLC (“LLC”) under the laws of the State of Delaware. The LLC, of which the Company is a 75% member, was formed to provide the same services as IP and is currently inactive.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim financial statements for the three and nine months ended June 30, 2009 and 2008 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These financial statements should be read in conjunction with the information filed on Form 10-KSB which was filed on December 29, 2008.

The unaudited interim consolidated financial statements include all accounts of the Company as of June 30, 2009 and 2008 and for the interim period then ended, and include all accounts of LLC, its majority-owned subsidiary as of June 30, 2009 and for the interim period ended June 30, 2009 and for the period from June 9, 2008 (inception) through June 30, 2008. All inter-company balances and transactions have been eliminated.

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company determined that there were no impairments of long-lived assets as of June 30, 2009 or 2008.

Fair Value of Financial Instruments

The Company follows Statement of Financial Accounting Standards No. 107 “Disclosures about fair value of Financial Instruments” (“SFAS No. 107”) for disclosures about fair value of its financial instruments and has adopted Financial Accounting Standards Board (“FASB”) No. 157 “Fair Value Measurements” (“SFAS No. 157”) to measure the fair value of its financial instruments. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, SFAS No. 157 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by SFAS No. 157 are described below:

Level 1

Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2

Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3

Pricing inputs that are generally observable inputs and not corroborated by market data.

As defined by SFAS No. 107, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date. The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended June 30, 2009 or 2008.

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

Licensing revenues: Licensing revenues, net of licensor participations, are recognized when the underlying royalties from the sales of the related products are earned. The Company recognizes guaranteed royalties, net of licensor participations, at the time the arrangement becomes effective if the Portfolios holder has signed a non cancelable contract, has agreed to a fixed fee, has delivered the rights to the licensee who is free to exercise them, and the Portfolios holder and the Company, as a licensing agent has no remaining significant obligations with the underlying Portfolios or obligation to the licensee, and collectability of the full fee is reasonably assured. Where the Company has significant continuing direct involvement with the underlying Portfolios or obligation to the licensee, guaranteed minimum royalties, net of licensor participations, are recognized ratably over the term of the license or based on sales of the related products, if greater. Licensing advances and guaranteed payments collected but not yet earned by the Company are classified as deferred revenue in the accompanying consolidated balance sheets.

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

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FIN 48.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to Statement of Financial Accounting Standards No. 128. "Earnings per Share" ("SFAS No. 128"). Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2009 or 2008.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. Since FAS 165 at most requires additional disclosures, the Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company in the interim period ending September 30, 2009 and the Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company leases office space from a related party for $1,500 per month on a month-by-month basis which commenced April 1, 2009. The Company expenses all rental costs as incurred. For the period ended June 30, 2009, the company paid $4,500 to a related party for rent expenses. There is no formal lease agreement existing at the present that obligates company to record any future minimum payments.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date but before financial statements were available to be issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

Plan of Operation

The Company earned no revenues in the quarter. On March 3, 2009, the Company, through its subsidiary Mural Comm LLC, purchased from BancTec, Inc. for $90,000 U.S. Patent No. 6,341,351 titled METHOD FOR COMMUNICATING AND CONTROLLING TRANSACTIONS BETWEEN UNSECURED PARTIES (the “Patent”). The Company holds a seventy-five percent interest in Mural Comm LLC and the remaining twenty-five percent interest is held by John Torkelson, an inventor of the Patent. The Company intends on generating revenues by licensing the Patent.

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

As of June 30, 2009, the Company had $26,859 in cash. We believe that the Company’s current cash position will be sufficient to fund operations over the next twelve months including general overhead expenses such as salaries, corporate legal and accounting fees, office overhead and general working capital. In the event the Company may require additional cash to fund operations or purchase a Portfolio, we may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. Our officer will fund any expenses which arise until such time as the Company raises sufficient funds. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. Since FAS 165 at most requires additional disclosures, the Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company in the interim period ending September 30, 2009 and the Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

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

b)

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of June 30, 2009.

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

IP TECHNOLOGY SERVICES, INC.

/s/ Joseph Levi
Joseph Levi
Title:	President, Chief Executive Officer
Chief Financial Officer

Date:	August 12, 2009