Form 10-K
period 2009-09-30
IP TECHNOLOGY SERVICES, INC.
filed 2009-12-29
CIK 1417900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2009

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

Common Stock, $.0001 par value
(Title of class)

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by checkmark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

--------------------------------------------------------------------------------

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:

As of March 31, 2009 the aggregate market value of the Issuer's common stock held by non-affiliates was $19,800 based on the sales price of $0.10 per share

As of December 26, 2009 the number of shares outstanding of the Issuer's common stock was 2,500,000.

As of December 26, 2009 the aggregate number of shares held by non-affiliates was approximately 198,000.

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

We acquire client Portfolios through various means including through a network of attorneys, advertising and through our website at www.iptechnologyservices.com . Generally, we will enter into one or more agreements with our clients depending on the range of services to be provided. If a client is seeking to sell or license a Portfolio, we will typically enter into a Patent Broker Agreement (“Broker Agreement”) under which we earn a commission for finding a buyer and/or licensee of the Portfolio. Our commission rates are typically one-third (33.33%) of revenues generated through the sale/license of the Portfolio but in certain situations we may negotiate a different rate. Where a client is seeking funding for product development, we may also enter into a Patent Finance Agreement (“Finance Agreement”) under which we earn commission based on the amount of capital we assist in raising.

From inception up until September 30, 2009, we received more than more than one-hundred Portfolio submissions covering a broad range of technologies. As of September 30, 2009, we entered into agreements to represent in excess of ten Portfolios, and brokered the sale of three Portfolios for a gross revenue of $210,000. For each Portfolio we represent, we analyze the Portfolio, identify relevant markets and/or identify potential acquirers, licensees and/or investors for the Portfolio. On March 3, 2009, the Company, through its subsidiary Mural Comm LLC, purchased from BancTec, Inc. for $90,000 U.S. Patent No. 6,341,351 titled Method for Communication and Controlling Transactions Between Unsecured Parties (the “Patent”). The Company holds a seventy-five percent interest in Mural Comm LLC and the remaining twenty-five percent interest is held by John Torkelson, an inventor of the Patent. The Company intends on generating revenues from the license and/or sale of the Patent.

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

We will acquire client Portfolios through various means including through a network of attorneys, advertising and through our website at www.iptechnologyservices.com . Generally, we will enter into one or more agreements with our clients depending on the range of services to be provided. If a client is seeking to sell or license a Portfolio, we will typically enter into a Patent Broker Agreement (“Broker Agreement”) under which we earn a commission for finding a buyer and/or licensee of the Portfolio. Our commission rates are typically one-third (33.33%) of revenues generated through the sale/license of the Portfolio but in certain situations we may negotiate a different rate. Where a client is seeking funding for product development, we may also enter into a Patent Finance Agreement (“Finance Agreement”) under which we earn commission based on the amount of capital we assist in raising.

From inception up until September 30, 2009, we received more than more than one-hundred Portfolio submissions covering a broad range of technologies. As of September 30, 2009, we entered into agreements to represent in excess of ten Portfolios, and brokered the sale of three Portfolios for a gross revenue of $210,000. For each Portfolio we represent, we analyze the Portfolio, identify relevant markets and/or identify potential acquirers, licensees and/or investors for the Portfolio. On March 3, 2009, the Company, through its subsidiary Mural Comm LLC, purchased from BancTec, Inc. for $90,000 U.S. Patent No. 6,341,351 titled Method for Communication and Controlling Transactions Between Unsecured Parties (the “Patent”). The Company holds a seventy-five percent interest in Mural Comm LLC and the remaining twenty-five percent interest is held by John Torkelson, an inventor of the Patent. The Company intends on generating revenues from the license and/or sale of the Patent.

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

ITEM 1A. RISK FACTORS

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

Going Concern

The report of the Company's independent registered public accounting firm on the Company's financial statements for the fiscal years ended September 30, 2009 and 2008 contains an explanatory paragraph regarding the Company's ability to continue as a going concern based upon the Company's history of net losses since its inception.

During fiscal 2009, we earned $50,000 from our business operations. Accordingly, we may be required to raise cash from sources other than our operations in order to continue our business plan. We may raise this additional capital either through debt or equity. No assurance can be given that such efforts will be successful. We have no specific plans at present for raising additional capital.

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

•

voting rights;

•

qualifications;

•

limitations; or

•

restrictions of the preferred stock

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

If we become a public entity, subject to the reporting requirements of the Exchange Act of 1934, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - MARKET INFORMATION FOR COMMON STOCK

Market information

Our Registration Statement on Form S-1 was declared effective on February 7, 2008.We have been approved for listing on the OTCBB under the symbol "IPSV". As of December 26, 2009, no public market in IP Technology Services, Inc.'s common stock has yet developed and there can be no assurance that a meaningful trading market will subsequently develop. IP Technology Services, Inc. makes no representation about the value of its common stock.

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

Holders

As of December 26, 2009 IP Technology Services, Inc. has 2,500,000 shares of $0.0001 par value common stock issued and outstanding held by 52 shareholders of record. IP Technology Services, Inc.'s Transfer Agent is: Action Stock Transfer Company, Inc., 7069 S. Highland Dr., Suite 300,Salt Lake City, UT 84121 Tel (801) 274-1088

Dividends

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

No options are outstanding or have been issued under the Plan as of September 30, 2009.

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

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	-

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Plan of Operation

For the year ended September 30, 2009, revenues were $50,000 and the Company had a net loss before taxes of $61,565.

The revenues generated by the Company for fiscal 2009 were fees the Company earned for successfully completing the sale of a patent portfolio. In October 2008, the Company successfully completed the sale of a patent relating to firewall technology and earned a fee of $50,000 in connection with that transaction.

On March 3, 2009, the Company, through its subsidiary Mural Comm LLC, purchased from BancTec, Inc. for $90,000 U.S. Patent No. 6,341,351 titled Method for Communication and Controlling Transactions Between Unsecured Parties (the “Patent”). The Company holds a seventy-five percent interest in Mural Comm LLC and the remaining twenty-five percent interest is held by John Torkelson, an inventor of the Patent. The Company intends on generating revenues from the license and/or sale of the Patent.

In addition, we continue to look for commercially viable Portfolios to represent. To that end, we will continue to work with our industry contacts, advertise and use our website at www.iptechnologyservices.com to identify additional Portfolios. For each such Portfolio, we analyze the Portfolio, identify relevant markets and/or identify potential acquirers, licensees and/or investors for the Portfolio. In addition, we developed a proprietary software program that we believe will assist us in identifying patent portfolios that have substantial commercial value. We cannot guarantee, however, that we will find additional suitable Portfolios for which will be successful in completing a revenue generating transaction.

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

Liquidity and Capital Resources

As of September 30, 2009, the Company had $26,525 in cash. The Company’s current cash position may not be sufficient to fund operations over the next twelve months including general overhead expenses such as salaries, corporate legal and accounting fees, office overhead and general working capital. In the event the Company may require additional cash to fund operations or purchase a Portfolio, we may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. Our officer will fund any expenses which arise until such time as the Company raises sufficient funds. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the years ended September 30, 2009 and September 30, 2008 are set forth beginning at Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

We have had no disagreements with our independent accountants.

ITEM 9A. CONTROLS AND PROCEDURES

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

Set forth below is certain information relating to our sole director and executive officer, including his name, age, and business experience.

Name and Business Address	Age	Position
Joseph Levi 1576 East 21st Street Brooklyn, New York 11210	51	President, Chief Executive Officer, Chief Financial Officer & Director

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

Mr. Levi is the President, Chief Executive Officer and Director of Green Mountain Recovery, Inc. He has not been affiliated with any business that has filed for bankruptcy within the last five years. Green Mountain Recovery, Inc. is a newly formed entity which has applied for listing on the OTC Bulletin Board.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our common stock. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for most recent two completed fiscal years ended September 30, 2009 and 2008 the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and, to the extent applicable, each of the three other most highly compensated executive officers of the Company in all capacities in which they served:

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compen -sation Earnings($)	All Other Compen -sation ($)	Total ($)

Joseph Levi	2009	0	0	0	0	0	0	0	0
President	2008	0	0	0	0	0	0	0	0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table lists, as of December 26, 2009 the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. The balance shown for Joseph Levi includes an additional 3,000 Shares owned by his wife in accordance with SEC Release 33-4819 which states, in part, that a person is regarded as the beneficial owner of securities held in the name of his or her spouse and their minor children. Mr. Levi disclaims any beneficial interest in or control over any of such shares other than that which may be attributed to them by operation of law. Except as noted below, each person has sole voting and investment power.

Name and Address of	Number of Shares
Beneficial Owner[1]	Beneficially Owned	Percent of Class

Joseph Levi	2,302,000	92.1%

Officers and Directors
As a group (1 member)	2,302,000	92.1%

Change in Control

No arrangements exist that may result in a change of control of IP Technology Services, Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 6, 2007, we issued 2,299,000 shares of our common stock to Joseph Levi in consideration for the payment of an aggregate of $14,900. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated by the Securities and Exchange Commission.

For the fiscal year ended September 30, 2009, the company paid $4,500 to a related party for rent expenses.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the period from and the fiscal years ended September 30, 2009 and September 30, 2008 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

	September 30,	September 30,
SERVICES	2009	2008

Audit fees	$14,500.00	$13,000.00
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total fees	$14,500.00	$13,000.00

ITEM 15. EXHIBITS

Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of Registrant*
3.2	By-Laws of Registrant*
4.1	Specimen Common Stock Certificate*
10.1	2007 Non-Statutory Stock Option Plan*
10.2	Patent Broker Agreement*
10.3	Form of Regulation D Subscription Agreement *
21	Subsidiaries of Registrant
31	Rule 13a-14(a) Certifications
32	Section 1350 Certifications

* Filed with Registration Statement on Form SB-2 dated December 5, 2007.

_____________________________

1

The address for each person is 1576 East 21st Street, Brooklyn, New York 11210.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

IP Technology Services, Inc.
Signature	Title	Date
/s/ Joseph Levi	President, Chief Executive Officer,	December 29, 2009
Joseph Levi	& Chief Financial Officer

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

IP Technology Services, Inc.
Signature	Title	Date
/s/ Joseph Levi	President, Chief Executive Officer,	December 29, 2009
Joseph Levi	& Chief Financial Officer

IP TECHNOLOGY, INC.

September 30, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and stockholders of

IP Technology Services, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of IP Technology Services, Inc. (the “Company”) as of September 30, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the fiscal years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2009 and 2008 and the results of its operations and its cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had an accumulated deficit of $20,628 at September 30, 2009, a net loss from operations and net cash used in operations for the fiscal year ended September 30, 2009 of $61,565 and $6,203, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li & Company, PC

Li & Company, PC

Skillman, New Jersey

December 26, 2009

IP TECHNOLOGY SERVICES, INC.

Consolidated Balance Sheets

	September 30, 2009	September 30, 2008

ASSETS

CURRENT ASSETS:
Cash	$26,859	$122,728
Total Current Assets	26,859	122,728
OTHER ASSETS:
Patent	28,195	-
Accumulated amortization	(3,195)	-
Patent, net	25,000	-

TOTAL ASSETS	$51,525	$122,728

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accrued expenses	$33,550	$19,500
Income taxes payable	3,603	27,291
Current Liabilities	37,153	46,791

STOCKHOLDERS’ EQUITY:
Common stock at $0.0001 par value; 99,000,000 shares authorized; 2,500,000 shares issued and outstanding	250	250
Additional paid-in capital	34,750	34,750
Retained earnings (deficit)	(20,628)	40,937
Non-controlling interests	-	-
Stockholders’ Equity	14,372	75,937

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$51,525	122,728

See accompanying notes to the financial statements.

IP TECHNOLOGY SERVICES, INC.

Consolidated Statements of Operations

	Fiscal Year Ended September 30, 2009	Fiscal Year Ended September 30, 2008

Revenue	$50,000	$160,000

Operating expenses
Advertising	-	5,889
Professional fees	39,550	39,624
Rent expense	4,500	-
Amortization	3,195	-
Loss due to impairment of patent	61,805	-
General and administrative expenses	2,515	8,128

Total operating expenses	111,565	53,641

Operating income (loss)	(61,565)	106,359

Income (loss) before income taxes	(61,565)	106,359

Income tax	-	27,291

Net income (loss)	(61,565)	79,068
Net income (loss) attributable to non-controlling interest	-	-
Net income (loss) attributable to IP Technology	$(61,565)	$79,068

Net income (loss) per common share attributed to IP Technology – basic and diluted	$(0.02)	$0.03
Weighted average number of common shares outstanding – basic and diluted	2,500,000	2,500,000

See accompanying notes to the financial statements.

IP TECHNOLOGY SERVICES, INC.

Statement of Stockholders’ Equity (Deficit)

For the Fiscal Years ended September 30, 2009 and 2008

	Common Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Noncontrolling Interests	Total Stockholders’ Equity (Deficit)

Balance, September 30, 2007	2,500,000	$ 250	$ 34,750	$ (38,131)	$ -	$ (3,131)

Net income	-	-	-	79,068	-	79,068

Balance, September 30, 2008	2,500,000	250	34,750	40,937	-	75,937

Net loss	-	-	-	(61,565)	-	(61,565)

Balance, September 30, 2009	2,500,000	$ 250	$ 34,750	$ (20,628)	$ -	$ 14,372

See accompanying notes to the financial statements.

IP TECHNOLOGY SERVICES, INC.

Statements of Cash Flows

	Year Ended September 30, 2009	Year Ended September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(61,565)	$79,068
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on impairment of patent	61,805	-
Amortization	3,195	-
Changes in operating assets and liabilities
Increase (decrease) in accrued expenses	14,050	(2,500)
Increase (decrease) in income taxes payable	(23,688)	27,291
Net Cash Provided by (Used in) Operating Activities	(6,203)	103,859

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of patent	(90,000)	-
Net Cash Used in Investing Activities	(90,000)	-

NET CHANGE IN CASH	(96,203)	103,859

CASH AT BEGINNING OF YEAR	122,728	18,869
CASH AT END OF YEAR	$26,525	$122,728

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Taxes paid	$23,688	$480

See accompanying notes to the financial statements.

IP TECHNOLOGY SERVICES, INC.

SEPTEMBER 30, 2009 and 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Fiscal year end

The Company elected September 30 as its fiscal year ending date.

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Patent

The Company follows the guidelines as set out in paragraph 350-30-25-3 and paragraph 350-30-35-6 of the FASB Accounting Standards Codification for patent. Under the requirements as set out in paragraph 350-30-25-3 and paragraph 350-30-35-6 of the FASB Accounting Standards Codification, the Company amortizes the costs of acquired patent over its remaining legal lives, or estimated useful life, or the term of the contract, whichever is shorter. Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Impairment of long-lived assets

The Company follows paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived asset, which includes patent, is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company determined that there was an impairment of the patent as of September 30, 2009 and recorded an impairment charge of $61,805 to operation.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1

Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2

Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3

Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accrued expenses and income tax payable, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the fiscal year ended September 30, 2009 or 2008.

Noncontrolling interests

The Company follows paragraph 810-10-65-1 of the FASB Accounting Standards Codification to include non-controlling interests in Mural Comm LLC, its majority owned subsidiary in the equity section of the consolidated balance sheets. Noncontrolling interests represent 25% of the equity of the Company’s majority-owned subsidiary, Mural Comm LLC. Noncontrolling interests are adjusted for the noncontrolling interest holders’ proportionate share of the earnings or losses of Mural Comm LLC to the extent of the noncontrolling interest holders’ contributed capital of nil. Mural Comm LLC incurred recurring losses for the fiscal year ended September 30, 2009 and for the period from June 8, 2008 (inception) through September 30, 2008 no adjustments had been made to the noncontrolling interests for noncontrolling interest holders’ proportionate share of losses of Mural Comm LLC for respective periods.

Revenue recognition

The Company’s revenues are derived principally from commissions earned through retaining a buyer or licensee(s) or obtaining product development funding for the Portfolios holder the Company represents. The Company follows the guidance of paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the product has been shipped or the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each category of revenue:

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

Income taxes

The Company accounts for income taxes under paragraph 710-10-30-2 of the FASB Accounting Standards Codification. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to paragraph of 260-10-45-10 of the FASB Accounting Standards Codification. Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of September 30, 2009 or 2008.

Recently issued accounting pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009. Under the provisions of Section 404 of the Sarbanes-Oxley Act, public companies and their independent auditors are each required to report to the public on the effectiveness of a company’s internal controls. The smallest public companies with a public float below $75 million have been given extra time to design, implement and document these internal controls before their auditors are required to attest to the effectiveness of these controls. This extension of time will expire beginning with the annual reports of companies with fiscal years ending on or after June 15, 2010. Commencing with its annual report for the fiscal year ending September 30, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

•

of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

•

of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

•

of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”,which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”. This update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments a the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company had an accumulated deficit of $20,628, a net loss and net cash used in operations of $61,565 and $6,203 for the fiscal year ended September 30, 2009, respectively. These conditions raise substantial doubt about its ability to continue as a going concern.

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

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4 - PATENT

On March 3, 2009, Mural Comm entered into a Purchase Agreement and an Assignment of Patent Rights effective March 3, 2009. The Company paid the seller $90,000 and is amortizing the reduced impaired amount over the remaining life of the patent, which expires May 7, 2018.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company leases office space from a related party. The Company expenses all rental costs as incurred. For the fiscal year ended September 30, 2009, the company paid $4,500 to a related party for rent expenses. There is no formal lease agreement existing at the present that obligates company to record any future minimum payments.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date of September 30, 2009 through December 26, 2009, the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.