Form 10-Q
period 2009-12-31
IP TECHNOLOGY SERVICES, INC.
filed 2010-02-16
CIK 1417900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X . . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

     .. TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission file number 000-53827

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,500,000 shares of Common Stock, as of February 14, 2010.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes      . No  X .

Transitional Small Business Disclosure Format (check one): Yes      . No  X .

IP TECHNOLOGY SERVICES, INC.

ITEM 1 Financial Information

IP TECHNOLOGY SERVICES, INC.

Page
ITEM 1 – Financial Information

Consolidated Balance Sheets at December 31, 2009 (Unaudited) and September 30, 2009	4

Consolidated Statements of Operations for the Three Months Ended December 31, 2009 and 2008 (Unaudited)	5

Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2009 and 2008 (Unaudited)	6

Notes to the Consolidated Financial Statements (Unaudited)	7

IP TECHNOLOGY SERVICES, INC.

Consolidated Balance Sheets

	December 31, 2009	September 30, 2009
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$5,237	$26,525
Total Current Assets	5,237	26,525
OTHER ASSETS:
Patent	28,195	28,195
Accumulated amortization	(3,969)	(3,195)
Patent, net	24,226	25,000

TOTAL ASSETS	$29,463	$51,525

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accrued expenses	$24,550	$33,550
Income taxes payable	-	3,603
Current Liabilities	24,550	37,153

STOCKHOLDERS’ EQUITY:
Common stock at $0.0001 par value; 99,000,000 shares authorized; 2,500,000 shares issued and outstanding	250	250
Additional paid-in capital	34,750	34,750
Retained earnings (deficit)	(30,087)	(20,628)
Non-controlling interests	-	-
Stockholders’ Equity	4,913	14,372

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,463	$51,525

See accompanying notes to the financial statements.

IP TECHNOLOGY SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008

Revenue	$-	$50,000

Operating expenses
Professional fees	1,625	25,750
Rent expense	4,500	-
Amortization	774	-
General and administrative expenses	-	370

Total operating expenses	6,899	26,120

Operating income (loss)	(6,899)	23,880

Income (loss) before income taxes	(6,899)	23,880

Income tax	2,560	9,552

Net income (loss)	(9,459)	14,328
Net income (loss) attributable to noncontrolling interest	-	-
Net income (loss) attributable to IP Technology	$(9,459)	$14,328

Net income (loss) per common share attributed to IP Technology – basic and diluted	$(0.00)	$0.01
Weighted average number of common shares outstanding – basic and diluted	2,500,000	2,500,000

See accompanying notes to the financial statements.

IP TECHNOLOGY SERVICES, INC.

Statements of Cash Flows

(Unaudited)

	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(9,459)	$14,328
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Amortization	774	-
Changes in operating assets and liabilities
Increase (decrease) in accrued expenses	(9,000)	11,110
Increase (decrease) in income taxes payable	(3,603)	9,552
Net Cash Provided by (Used in) Operating Activities	(21,288)	34,990

NET CHANGE IN CASH	(21,288)	34,990

CASH AT BEGINNING OF PERIOD	26,525	122,728
CASH AT END OF PERIOD	$5,237	$157,718

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Interest paid	$-	$-

Taxes paid	$6,163	$480

See accompanying notes to the financial statements.

IP TECHNOLOGY SERVICES, INC.

DECEMBER 31, 2009 and 2008

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

The consolidated financial statements include all accounts of IP and LLC as of December, 2009 and 2008 and for the interim period then ended. All inter-company balances and transactions have been eliminated.

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company determined that there was an impairment of the patent as of September 30, 2009 and recorded an impairment charge of $61,805 to operations.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended December 31, 2009 or 2008.

Noncontrolling interests

The Company follows paragraph 810-10-65-1 of the FASB Accounting Standards Codification to include non-controlling interests in Mural Comm LLC, its majority owned subsidiary in the equity section of the consolidated balance sheets. Noncontrolling interests represent 25% of the equity of the Company’s majority-owned subsidiary, Mural Comm LLC. Noncontrolling interests are adjusted for the noncontrolling interest holders’ proportionate share of the earnings or losses of Mural Comm LLC to the extent of the noncontrolling interest holders’ contributed capital of nil. Mural Comm LLC incurred recurring losses for the interim period ended December 31, 2009 and December 31, 2008 no adjustments had been made to the noncontrolling interests for noncontrolling interest holders’ proportionate share of losses of Mural Comm LLC for respective periods.

Revenue recognition

The Company’s revenues are derived principally from commissions earned through retaining a buyer or licensee(s) or obtaining product development funding for the Portfolios holder the Company represents. The Company follows the guidance of paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the product has been shipped or the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each category of revenue:

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to paragraph of 260-10-45-10 of the FASB Accounting Standards Codification. Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2009 or 2008.

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

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)). Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification. The amendments in this Update also provide a technical correction to the Accounting Standards Codification. The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary. That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders. It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 “Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1.

A subsidiary or group of assets that is a business or nonprofit activity

2.

A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture

3.

An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

1.

Sales of in substance real estate. Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.

2.

Conveyances of oil and gas mineral rights. Entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions.

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company had an accumulated deficit of $30,087, a net loss and net cash used in operations of $9,459 and $21,288 for the interim period ended December 31, 2009, respectively. These conditions raise substantial doubt about its ability to continue as a going concern.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company leases office space from a related party. The Company expenses all rental costs as incurred. For the interim period ended December 31, 2009, the company paid $4,500 to a related party for rent expenses. There is no formal lease agreement existing at the present that obligates company to record any future minimum payments.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date of December 31, 2009 through February 12, 2010, the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

Plan of Operation

The Company earned no revenues in the quarter ended December 31, 2009. On March 3, 2009, the Company, through its subsidiary Mural Comm LLC, purchased from BancTec, Inc. for $90,000 U.S. Patent No. 6,341,351 titled Method for Communication and Controlling Transactions Between Unsecured Parties (the “Patent”). The Company holds a seventy-five percent interest in Mural Comm LLC and the remaining twenty-five percent interest is held by John Torkelson, an inventor of the Patent. The Company intends on generating revenues from the license and/or sale of the Patent.

In addition, we continue to look for commercially viable Portfolios to represent. To that end, we will continue to work with our industry contacts, advertise and use our website at www.iptechnologyservices.com to identify additional Portfolios. For each such Portfolio, we analyze the Portfolio, identify relevant markets and/or identify potential acquirers, licensees and/or investors for the Portfolio. In addition, we developed a proprietary software program that we believe will assist us in identifying patent portfolios that have substantial commercial value. We cannot guarantee, however, that we will find additional suitable Portfolios for which will be successful in completing a revenue generating transaction. In January 2010, the Company agreed to represent a Portfolio relating to multipoint conferencing systems.

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

As of December 31, 2009, the Company had $5,237 in cash. The Company’s current cash position may not be sufficient to fund operations over the next twelve months including general overhead expenses such as salaries, corporate legal and accounting fees, office overhead and general working capital. In the event the Company may require additional cash to fund operations or purchase a Portfolio, we may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. Our officer will fund any expenses which arise until such time as the Company raises sufficient funds. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

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

b)

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2009.

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

IP TECHNOLOGY SERVICES, INC.

/s/ Joseph Levi
Joseph Levi
Title:	President, Chief Executive Officer
Chief Financial Officer

Date:	February 16, 2010