Form 10-Q
period 2010-03-31
IP TECHNOLOGY SERVICES, INC.
filed 2010-05-17
CIK 1417900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,500,000 shares of Common Stock, as of May 14, 2010.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes      . No  X .

Transitional Small Business Disclosure Format (check one): Yes      . No  X .

IP TECHNOLOGY SERVICES, INC.

IP TECHNOLOGY SERVICES, INC.

IP TECHNOLOGY SERVICES, INC.

Consolidated Balance Sheets

	March 31, 2010	September 30, 2009
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$3,587	$26,525
Total Current Assets	3,587	26,525
OTHER ASSETS:
Patent	28,195	28,195
Accumulated amortization	(4,743)	(3,195)
Patent, net	23,452	25,000

TOTAL ASSETS	$27,039	$51,525

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accrued expenses	$26,050	$33,550
Income taxes payable	-	3,603
Current Liabilities	26,050	37,153

STOCKHOLDERS’ EQUITY:
Common stock at $0.0001 par value; 99,000,000 shares authorized; 2,500,000 shares issued and outstanding	250	250
Additional paid-in capital	34,750	34,750
Retained earnings (deficit)	(34,011)	(20,628)
Noncontrolling interests	-	-
Stockholders’ Equity	989	14,372

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,039	$51,525

See accompanying notes to the consolidated financial statements.

IP TECHNOLOGY SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

Revenue	$-	$-

Operating expenses
Professional fees	3,025	1,500
Amortization	774	-
General and administrative expenses	125	2,142

Total operating expenses	3,924	3,642

Loss from operations	(3,924)	(3,642)

Loss before income taxes	(3,924)	(3,642)

Income tax (benefit)	-	(1,457)

Net loss	(3,924)	(2,185)
Net loss attributable to noncontrolling interest	-	-
Net loss attributable to IP Technology	$(3,924)	$(2,185)

Net income (loss) per common share attributed to IP Technology – basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	2,500,000	2,500,000

See accompanying notes to the consolidated financial statements.

IP TECHNOLOGY SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

	Six Months Ended March 31, 2010	Six Months Ended March 31, 2009

Revenue	$-	$50,000

Operating expenses
Professional fees	4,650	27,250
Rent	4,500
Amortization	1,548	-
General and administrative expenses	2,685	2,512

Total operating expenses	13,383	29,762

Income (loss) from operations	(13,383)	20,238

Income (loss) before income taxes	(13,383)	20,238

Income tax	-	8,095

Net income (loss)	(13,383)	12,143
Net income (loss) attributable to noncontrolling interest	-	-
Net income (loss) attributable to IP Technology	$(13,383)	$12,143

Net income (loss) per common share attributed to IP Technology – basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	2,500,000	2,500,000

See accompanying notes to the consolidated financial statements.

IP TECHNOLOGY SERVICES, INC.

Statements of Cash Flows

(Unaudited)

	Six Months Ended March 31, 2010	Six Months Ended March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(13,383)	$12,143
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Amortization	1,548	752
Changes in operating assets and liabilities
Increase (decrease) in accrued expenses	(7,500)	3,750
Decrease in income taxes payable	(3,603)	(15,593)
Net Cash Provided by (Used in) Operating Activities	(22,938)	1,052

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of patent	-	(90,000)

NET CHANGE IN CASH	(22,938)	(88,948)

CASH AT BEGINNING OF PERIOD	26,525	122,728
CASH AT END OF PERIOD	$3,587	$33,780

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Interest paid	$-	$-

Taxes paid	$2,560	$23,688

See accompanying notes to the consolidated financial statements.

IP TECHNOLOGY SERVICES, INC.

MARCH 31, 2010 and 2009

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim financial statements should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended September 30, 2009 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on December 29, 2009.

The consolidated financial statements include all accounts of IP and LLC as of March 31, 2010 and 2009 and for the interim periods then ended. All inter-company balances and transactions have been eliminated.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2010, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended March 31, 2010 or 2009.

Noncontrolling interests

The Company follows paragraph 810-10-65-1 of the FASB Accounting Standards Codification to include non-controlling interests in Mural Comm LLC, its majority owned subsidiary in the equity section of the consolidated balance sheets. Noncontrolling interests represent 25% of the equity of the Company’s majority-owned subsidiary, Mural Comm LLC. Noncontrolling interests are adjusted for the noncontrolling interest holders’ proportionate share of the earnings or losses of Mural Comm LLC to the extent of the noncontrolling interest holders’ contributed capital of nil. Mural Comm LLC incurred recurring losses for the interim period ended March 31, 2010 no adjustments had been made to the noncontrolling interests for noncontrolling interest holders’ proportionate share of losses of Mural Comm LLC for respective periods.

Revenue recognition

The Company’s revenues are derived principally from commissions earned through retaining a buyer or licensee(s) or obtaining product development funding for the Portfolios holder the Company represents. The Company follows the guidance of paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the product has been shipped or the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each category of revenues:

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to paragraph of 260-10-45-10 of the FASB Accounting Standards Codification. Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of March 31, 2010 or 2009.

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $34,011, a net loss and net cash used in operations of $13,383 and $22,938 for the interim period ended March 31, 2010, respectively. These conditions raise substantial doubt about its ability to continue as a going concern.

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

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4 - PATENT

On March 3, 2009, Mural Comm entered into a Purchase Agreement and an Assignment of Patent Rights effective March 3, 2009. The Company paid the seller $90,000 and is amortizing the reduced impaired amount over the remaining life of the patent, which expires May 7, 2018.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company leases office space from a related party. The Company expenses all rental costs as incurred. For the interim period ended March 31, 2010 and 2009, the company paid $4,500 and $0 to a related party for rent expenses, respectively. There is no formal lease agreement existing at the present that obligates the Company to record any future minimum payments.

NOTE 6 - SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of March 31, 2010 through May 17, 2010, the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

Plan of Operation

The Company earned no revenues in the quarter ended March 31, 2010. On March 3, 2009, the Company, through its subsidiary Mural Comm LLC, purchased from BancTec, Inc. for $90,000 U.S. Patent No. 6,341,351 titled Method for Communication and Controlling Transactions Between Unsecured Parties (the “Patent”). The Company holds a seventy-five percent interest in Mural Comm LLC and the remaining twenty-five percent interest is held by John Torkelson, an inventor of the Patent. The Company intends on generating revenues from the license and/or sale of the Patent.

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

As March 31, 2010, the Company had $3,587 in cash. The Company’s current cash position may not be sufficient to fund operations over the next twelve months including general overhead expenses such as salaries, corporate legal and accounting fees, office overhead and general working capital. In the event the Company may require additional cash to fund operations or purchase a Portfolio, we may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. Our officer will fund any expenses which arise until such time as the Company raises sufficient funds. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

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

IP TECHNOLOGY SERVICES, INC.

/s/ Joseph Levi
Joseph Levi
Title:	President, Chief Executive Officer
Chief Financial Officer

Date:	May 17, 2010