Form 10-Q
period 2010-06-30
IP TECHNOLOGY SERVICES, INC.
filed 2010-08-16
CIK 1417900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X  .. QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

(212) 363-7500

(Issuer's telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X  .   No        ..

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer       .  Accelerated Filer       .. Non-Accelerated Filer       .. Smaller Reporting Company   X  .  .

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,500,000 shares of Common Stock, as of August , 2010.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes        .. .  No    X  ..  .

Transitional Small Business Disclosure Format (check one): Yes       .. No   X  .  .

.

IP TECHNOLOGY SERVICES, INC.

IP TECHNOLOGY SERVICES, INC.

IP TECHNOLOGY SERVICES, INC.

Consolidated Balance Sheets

	June 30, 2010	September 30, 2009
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$9,627	$26,525
Total Current Assets	9,627	26,525
OTHER ASSETS:
Patent	28,195	28,195
Accumulated amortization	(5,517)	(3,195)
Patent, net	22,678	25,000

TOTAL ASSETS	$32,305	$51,525

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accrued expenses	$32,180	$33,550
Income taxes payable	-	3,603
Current Liabilities	32,180	37,153

STOCKHOLDERS’ EQUITY:
Common stock at $0.0001 par value; 99,000,000 shares authorized; 2,500,000 shares issued and outstanding	250	250
Additional paid-in capital	34,750	34,750
Retained earnings (deficit)	(34,875)	(20,628)
Noncontrolling interests	-	-
Stockholders’ Equity	125	14,372

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,305	$51,525

See accompanying notes to the consolidated financial statements.

IP TECHNOLOGY SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009

Revenue	$-	$-

Operating expenses
Professional fees	-	2,300
Rent expense	-	4,500
Amortization	774	2,443
General and administrative expenses	90	421

Total operating expenses	864	9,664

Loss from operation	(864)	(9,664)

Loss before income taxes	(864)	(9,664)

Income tax (benefit)	-	(3,545)

Net loss	(864)	(6,119)
Net loss attributable to noncontrolling interest	-	-
Net loss attributable to IP Technology	$(864)	$(6,119)

Net loss per common share attributed to IP Technology – basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	2,500,000	2,500,000

See accompanying notes to the consolidated financial statements.

IP TECHNOLOGY SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended June 30, 2010	Nine Months Ended June 30, 2009

Revenue	$-	$50,000

Operating expenses
Professional fees	4,650	29,550
Rent	4,500	4,500
Amortization	2,322	3,195
General and administrative expenses	2,775	2,181

Total operating expenses	14,247	39,426

Income (loss) from operating	(14,247)	10,574

Income (loss) before income taxes	(14,247)	10,574

Income tax	-	4,550

Net income (loss)	(14,247)	6,024
Net income (loss) attributable to noncontrolling interest	-	-
Net income (loss) attributable to IP Technology	$(14,247)	$6,024

Net income (loss) per common share attributed to IP Technology – basic and diluted	$(0.01)	$0.00
Weighted average number of common shares outstanding – basic and diluted	2,500,000	2,500,000

See accompanying notes to the consolidated financial statements.

IP TECHNOLOGY SERVICES, INC.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended June 30, 2010	Nine Months Ended June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(14,247)	$6,024
Adjustments to reconcile net income (loss) to net cash used in operating activities:

Amortization	2,322	3,195
Changes in operating assets and liabilities
Increase (decrease) in accrued expenses	(1,370)	4,050
Decrease in income taxes payable	(3,603)	(19,138)
Net Cash Used in Operating Activities	(16,898)	(5,869)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of patent	-	(90,000)

NET CHANGE IN CASH	(16,898)	(95,869)

CASH AT BEGINNING OF PERIOD	26,525	122,728
CASH AT END OF PERIOD	$9,627	$26,859

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Interest paid	$-	$-

Taxes paid	$2,560	$23,688

See accompanying notes to the consolidated financial statements.

IP TECHNOLOGY SERVICES, INC.

JUNE 30, 2010 and 2009

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

The consolidated financial statements include all accounts of IP and LLC as of June 30, 2010 and 2009 and for the interim periods then ended.  All inter-company balances and transactions have been eliminated.

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

Patent

The Company follows the guidelines as set out in paragraph 350-30-25-3 and paragraph 350-30-35-6 of the FASB Accounting Standards Codification for patents.  Under the requirements as set out in paragraph 350-30-25-3 and paragraph 350-30-35-6 of the FASB Accounting Standards Codification, the Company amortizes the costs of acquired patent over its remaining legal lives, or estimated useful life, or the term of the contract, whichever is shorter.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2010, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended June 30, 2010 or 2009.

Noncontrolling interests

The Company follows paragraph 810-10-65-1 of the FASB Accounting Standards Codification to include non-controlling interests in Mural Comm LLC, its majority owned subsidiary in the equity section of the consolidated balance sheets.  Noncontrolling interests represent 25% of the equity of the Company’s majority-owned subsidiary, Mural Comm LLC. Noncontrolling interests are adjusted for the noncontrolling interest holders’ proportionate share of the earnings or losses of Mural Comm LLC to the extent of the noncontrolling interest holders’ contributed capital of nil. Mural Comm LLC incurred recurring losses for the interim period ended June 30, 2010 no adjustments had been made to the noncontrolling interests for noncontrolling interest holders’ proportionate share of losses of Mural Comm LLC for respective periods.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to paragraph of 260-10-45-10 of the FASB Accounting Standards Codification. Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2010 or 2009.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Cash flows reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR

Recently issued accounting pronouncements

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

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1	A subsidiary or group of assets that is a business or nonprofit activity

2	A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture

3	An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

1	Sales of in substance real estate. Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.

2

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

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements”, which provides amendments to Subtopic 820-10 that require new disclosures as follows:

1.

Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

2.

Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

This Update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows:

1.

Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

2.

Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

This Update also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets (Subtopic 715-20). The conforming amendments to Subtopic 715-20 change the terminology from major categories of assets to classes of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In February 2010, the FASB issued the FASB Accounting Standards Update No. 2010-09 “Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements”, which provides amendments to Subtopic 855-10 as follows:

1.

An entity that either (a) is an SEC filer or(b) is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets) is required to evaluate subsequent events through the date that the financial statements are issued. If an entity meets neither of those criteria, then it should evaluate subsequent events through the date the financial statements are available to be issued.

2.

An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements.

3.

The scope of the reissuance disclosure requirements is refined to include revised financial statements only. The term revised financial statements is added to the glossary of Topic 855. Revised financial statements include financial statements revised either as a result of correction of an error or retrospective application of U.S. generally accepted accounting principles.

All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.

In April 2010, the FASB issued the FASB Accounting Standards Update No. 2010-17 “Revenue Recognition — Milestone Method (Topic 605) Milestone Method of Revenue Recognition”, which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.

Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should:

1.

Be commensurate with either of the following:

a.

The vendor's performance to achieve the milestone

b.

The enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor's performance to achieve the milestone

2.

Relate solely to past performance

3.

Be reasonable relative to all deliverables and payment terms in the arrangement.

A milestone should be considered substantive in its entirety. An individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated separately to determine whether the milestone is substantive. Accordingly, an arrangement may contain both substantive and nonsubstantive milestones.

A vendor's decision to use the milestone method of revenue recognition for transactions within the scope of the amendments in this Update is a policy election. Other proportional revenue recognition methods also may be applied as long as the application of those other methods does not result in the recognition of consideration in its entirety in the period the milestone is achieved.

A vendor that is affected by the amendments in this Update is required to provide all of the following disclosures:

1.

A description of the overall arrangement

2.

A description of each milestone and related contingent consideration

3.

A determination of whether each milestone is considered substantive

4.

The factors that the entity considered in determining whether the milestone or milestones are substantive

5.

The amount of consideration recognized during the period for the milestone or milestones.

The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity's fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. Additionally, a vendor electing early adoption should disclose the following information at a minimum for all previously reported interim periods in the fiscal year of adoption:

1.

Revenue

2.

Income before income taxes

3.

Net income

4.

Earnings per share

5.

The effect of the change for the captions presented.

A vendor may elect, but is not required, to adopt the amendments in this Update retrospectively for all prior periods.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 -	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $34,875, a net loss and net cash used in operations of $14,247 and $16,898 for the interim period ended June 30, 2010, respectively. These conditions raise substantial doubt about its ability to continue as a going concern.

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

The Company leases office space from a related party.  The Company expenses all rental costs as incurred. For the interim period ended June 30, 2010 and 2009, the company paid $4,500 and $0 to a related party for rent expenses, respectively.  There is no formal lease agreement existing at the present that obligates the Company to record any future minimum payments.

NOTE 6 -	SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date these financial statements were issued.  The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

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

Plan of Operation

The Company earned no revenues in the quarter ended June 30, 2010. On March 3, 2009, the Company, through its subsidiary Mural Comm LLC, purchased from BancTec, Inc. for $90,000 U.S. Patent No. 6,341,351 titled Method for Communication and Controlling Transactions Between Unsecured Parties (the “Patent”). The Company holds a seventy-five percent interest in Mural Comm LLC and the remaining twenty-five percent interest is held by John Torkelson, an inventor of the Patent. The Company intends on generating revenues from the license and/or sale of the Patent.

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

As June 30, 2010, the Company had $9,627 in cash. The Company’s current cash position may not  be sufficient to fund operations over the next twelve months including general overhead expenses such as salaries, corporate legal and accounting fees, office overhead and general working capital. In the event the Company may require additional cash to fund operations or purchase a Portfolio, we may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. Our officer will fund any expenses which arise until such time as the Company raises sufficient funds. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

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

IP TECHNOLOGY SERVICES, INC.

/s/ Joseph Levi
Joseph Levi
Title:	President, Chief Executive Officer
Chief Financial Officer

Date:	August 16, 2010