Form 10-K
period 2010-09-30
IP TECHNOLOGY SERVICES, INC.
filed 2011-01-05
CIK 1417900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

X . Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2010

. Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Common Stock, $.0001 par value
(Title of class)

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X .

Indicate by checkmark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes      . No  X .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:

As of September 30, 2010 the aggregate market value of the Issuer's common stock held by non-affiliates was $19,800 based on the sales price of $0.10 per share

As of December 26, 2010 the number of shares outstanding of the Issuer's common stock was 2,500,000.

As of December 26, 2010 the aggregate number of shares held by non-affiliates was approximately 198,000.

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

None.

Transitional Small Business Disclosure Format (Check one): Yes £ No S

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

From inception up until September 30, 2010, we received more than more than one-hundred Portfolio submissions covering a broad range of technologies. As of September 30, 2009, we entered into agreements to represent in excess of ten Portfolios, and brokered the sale of three Portfolios for a gross revenue of $210,000. For each Portfolio we represent, we analyze the Portfolio, identify relevant markets and/or identify potential acquirers, licensees and/or investors for the Portfolio. On March 3, 2009, the Company, through its subsidiary Mural Comm LLC, purchased from BancTec, Inc. for $90,000 U.S. Patent No. 6,341,351 titled Method for Communication and Controlling Transactions Between Unsecured Parties (the “Patent”). After several attempts at licensing the Patent, on December 15, 2010, the Company sold the Patent for $60,000.

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

From inception up until September 30, 2010, we received more than more than one-hundred Portfolio submissions covering a broad range of technologies. As of September 30, 2010, we entered into agreements to represent in excess of ten Portfolios, and brokered the sale of three Portfolios for a gross revenue of $210,000. For each Portfolio we represent, we analyze the Portfolio, identify relevant markets and/or identify potential acquirers, licensees and/or investors for the Portfolio. On March 3, 2009, the Company, through its subsidiary Mural Comm LLC, purchased from BancTec, Inc. for $90,000 U.S. Patent No. 6,341,351 titled Method for Communication and Controlling Transactions Between Unsecured Parties (the “Patent”). After several attempts at licensing the Patent, on December 15, 2010, the Company sold the Patent for $60,000.

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

ITEM 1A . RISK FACTORS

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

Going Concern

The report of the Company's independent registered public accounting firm on the Company's financial statements for the fiscal years ended September 30, 2010 and 2009 contains an explanatory paragraph regarding the Company's ability to continue as a going concern based upon the Company's history of net losses since its inception.

During fiscal 2010, we did not earn revenues from our business operations. Accordingly, we may be required to raise cash from sources other than our operations in order to continue our business plan. We may raise this additional capital either through debt or equity. No assurance can be given that such efforts will be successful. We have no specific plans at present for raising additional capital.

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

Upon the completion of this offering, our principal officer will beneficially own approximately 92.1 % of our outstanding common stock assuming sale of all shares being registered. Because of this beneficial stock ownership, he will be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. His interests may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding his decisions. This level of control may also have an adverse impact on the market value of our shares because he may institute or undertake transactions, policies or programs that result in losses, may not take any steps to increase our visibility in the financial community and / or may sell sufficient numbers of shares to significantly decrease our price per share.

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

i)

any market for our shares will develop;

ii)

the prices at which our common stock will trade; or

iii)

the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - MARKET INFORMATION FOR COMMON STOCK

Market information

Our Registration Statement on Form S-1 was declared effective on February 7, 2008.We have been approved for listing on the OTCBB under the symbol "IPSV". As of December 26, 2010, no public market in IP Technology Services, Inc.'s common stock has yet developed and there can be no assurance that a meaningful trading market will subsequently develop. IP Technology Services, Inc. makes no representation about the value of its common stock.

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

Holders

As of December 26, 2010 IP Technology Services, Inc. has 2,500,000 shares of $0.0001 par value common stock issued and outstanding held by 52 shareholders of record. IP Technology Services, Inc.'s Transfer Agent is: Action Stock Transfer Company, Inc., 7069 S. Highland Dr., Suite 300,Salt Lake City, UT 84121 Tel (801) 274-1088

Dividends

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

No options are outstanding or have been issued under the Plan as of September 30, 2010.

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

Plan of Operation

For the year ended September 30, 2010, the Company had no revenues and the Company had a net loss before taxes of $22,484.

On March 3, 2009, the Company, through its subsidiary Mural Comm LLC, purchased from BancTec, Inc. for $90,000 U.S. Patent No. 6,341,351 titled Method for Communication and Controlling Transactions Between Unsecured Parties (the “Patent”). After several attempts at licensing the Patent, on December 15, 2010, the Company sold the Patent for $60,000.

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

Liquidity and Capital Resources

As of September 30, 2010, the Company had $3,943 in cash. On December 15, 2010, the Company received $60,000 in connection with the sale of the Patent. The Company’s current cash position may not be sufficient to fund operations over the next twelve months including general overhead expenses such as salaries, corporate legal and accounting fees, office overhead and general working capital. In the event the Company may require additional cash to fund operations or purchase a Portfolio, we may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. Our officer will fund any expenses which arise until such time as the Company raises sufficient funds. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the, and the years ended September 30, 2010 and September 30, 2009 are set forth beginning at Page F-1 .

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

ITEM9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

Set forth below is certain information relating to our sole director and executive officer, including his name, age, and business experience.

Name and Business Address	Age	Position
Joseph Levi 1576 East 21st Street Brooklyn, New York 11210	52	President, Chief Executive Officer, Chief Financial Officer & Director

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

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings($)	All Other Compensation ($)	Total ($)

Joseph Levi	2010	0	0	0	0	0	0	0	0
President	2009	0	0	0	0	0	0	0	0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table lists, as of December 26, 2010 the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. The balance shown for Joseph Levi includes an additional 3,000 Shares owned by his wife in accordance with SEC Release 33-4819 which states, in part, that a person is regarded as the beneficial owner of securities held in the name of his or her spouse and their minor children. Mr. Levi disclaims any beneficial interest in or control over any of such shares other than that which may be attributed to them by operation of law. Except as noted below, each person has sole voting and investment power.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the period from and the fiscal years ended September 30, 2010 and September 30, 2009 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

	September 30,	September 30,
SERVICES	2010	2009

Audit fees	$12,500.00	$14,500.00
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total fees	$12,500.00	$14,500.00

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

IP Technology Services, Inc.

Signature	Title	Date
/s/ Joseph Levi	President, Chief Executive Officer,	January 5, 2011
Joseph Levi	& Chief Financial Officer

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

IP Technology Services, Inc.

Signature	Title	Date
/s/ Joseph Levi	President, Chief Executive Officer,	January 5, 2011
Joseph Levi	& Chief Financial Officer

IP TECHNOLOGY SERVICES, INC.

September 30, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and stockholders of

IP Technology Services, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of IP Technology Services, Inc. (the “Company”) as of September 30, 2010 and 2009, and the related statements of operations, equity (deficit) and cash flows for the fiscal years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2010 and 2009 and the results of its operations and its cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had an accumulated deficit at September 30, 2010, a net loss from operations and net cash used in operations for the fiscal year then ended, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li & Company, PC

Li & Company, PC

Skillman, New Jersey

January 5, 2011

IP TECHNOLOGY SERVICES, INC.

Consolidated Balance Sheets

	September 30, 2010	September 30, 2009

ASSETS

CURRENT ASSETS:
Cash	$3,943	$26,525
Total Current Assets	3,943	26,525
OTHER ASSETS:
Patent	28,195	28,195
Accumulated amortization	(6,265)	(3,195)
Patent, net	21,930	25,000

TOTAL ASSETS	$25,873	$51,525

LIABILITIES AND EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accrued expenses	$33,985	$33,550
Income taxes payable	-	3,603
Total Current Liabilities	33,985	37,153

EQUITY (DEFICIT):
IP TECHNOLOGY STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock at $0.0001 par value; 99,000,000 shares authorized; 2,500,000 shares issued and outstanding	250	250
Additional paid-in capital	34,750	34,750
Retained earnings (deficit)	(43,112)	(20,628)
Total IP Technology Stockholders’ Equity (Deficit)	(8,112)	14,372

Noncontrolling interests	-	-

Total Equity (Deficit)	(8,112)	14,372
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$25,873	51,525

See accompanying notes to the consolidated financial statements.

IP TECHNOLOGY SERVICES, INC.

Consolidated Statements of Operations

	Fiscal Year Ended September 30, 2010	Fiscal Year Ended September 30, 2009

Revenue	$-	$50,000

Operating expenses
Professional fees	9,605	39,550
Rent	4,500	4,500
Amortization	3,070	3,195
Impairment of patent	-	61,805
General and administrative expenses	5,309	2,515

Total operating expenses	22,484	111,565

Loss before income taxes	(22,484)	(61,565)

Income tax provision	-	-

Net loss	(22,484)	(61,565)
Net loss attributable to the noncontrolling interest	-	-
Net loss attributable to IP Technology	$(22,484)	$(61,565)

Net loss per common share attributed to IP Technology – basic and diluted	$(0.01)	$(0.02)
Weighted average number of common shares outstanding – basic and diluted	2,500,000	2,500,000

See accompanying notes to the consolidated financial statements.

IP TECHNOLOGY SERVICES, INC.

Statement of Equity (Deficit)

For the Fiscal Years ended September 30, 2010 and 2009

	Common Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Total IP Stockholders’ Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)

Balance, September 30, 2008	2,500,000	$ 250	$ 34,750	$ 40,937	$ 75,937	$ -	$ 75,937

Net loss	-	-	-	(61,565)	(61,565)	-	(61,565)

Balance, September 30, 2009	2,500,000	250	34,750	(20,628)	14,372	-	14,372

Net loss	-	-	-	(22,484)	(22,484)	-	(22,484)

Balance, September 30, 2010	2,500,000	$ 250	$ 34,750	$ (43,112)	$ (8112)	$ -	$ (8,112)

See accompanying notes to the consolidated financial statements.

IP TECHNOLOGY SERVICES, INC.

Statements of Cash Flows

	Fiscal Year Ended September 30, 2010	Fiscal Year Ended September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,484)	$(61,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of patent	-	61,805
Amortization	3,070	3,195
Changes in operating assets and liabilities
Increase in accrued expenses	435	14,050
Decrease in income taxes payable	(3,603)	(23,688)
Net Cash Used in Operating Activities	(22,582)	(6,203)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of patent	-	(90,000)
Net Cash Used in Investing Activities	-	(90,000)

NET CHANGE IN CASH	(22,582)	(96,203)

CASH AT BEGINNING OF YEAR	26,525	122,728
CASH AT END OF YEAR	$3,943	$26,525

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Interest paid	$-	$-

Taxes paid	$2,560	$23,688

See accompanying notes to the consolidated financial statements.

IP TECHNOLOGY SERVICES, INC.

SEPTEMBER 30, 2010 and 2009

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

The consolidated financial statements include all accounts of IP and LLC as of September 30, 2010 and 2009 and for the fiscal years then ended.  All inter-company balances and transactions have been eliminated.

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there was an impairment of the patent as of September 30, 2009 and recorded an impairment charge of $61,805 to operations for that fiscal year.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2010, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the fiscal year ended September 30, 2010 or 2009.

Noncontrolling interest

The Company follows paragraph 810-10-65-1 of the FASB Accounting Standards Codification to include non-controlling interest in Mural Comm LLC, its majority owned subsidiary in the equity section of the consolidated balance sheets.  Noncontrolling interest represents 25% of the equity of the Company’s majority-owned subsidiary, Mural Comm LLC. Noncontrolling interest is adjusted for the noncontrolling interest holders’ proportionate share of the earnings or losses of Mural Comm LLC.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to paragraph of 260-10-45-10 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. There were no potentially dilutive shares outstanding as of September 30, 2010 or 2009.

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $43,112, a net loss of $22,484 and net cash used in operating activities of $22,582 for the fiscal year then ended, respectively. These conditions raise substantial doubt about its ability to continue as a going concern.

While the Company is attempting to generate sufficient sales, the Company’s cash position may not be sufficient to support the Company’s daily operations. While the Company believes in the viability of its strategy to produce sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4 - PATENT

On March 3, 2009, Mural Comm entered into a Purchase Agreement and an Assignment of Patent Rights effective March 3, 2009. The Company paid the seller $90,000 and amortized the reduced impaired through September 30, 2010, when it was then fully impaired.

NOTE 5 - INCOME TAXES

Deferred tax assets

At September 30, 2010, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $43,112 that may be offset against future taxable income through 2030.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $14,658 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $14,658.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $7,645 and $7,014 for the fiscal years ended September 30, 2010 and 2009, respectively.

Components of deferred tax assets at September 30, 2010 and 2009 are as follows:

	September 30, 2010	September 30, 2009
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$14,658	$7,014
Less valuation allowance	(14,658)	(7,014)

Deferred tax assets, net of valuation allowance	$-	$-

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Fiscal Year Ended September 30 31, 2010	For the Fiscal Year Ended September 30, 2009

Federal statutory income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)
Effective income tax rate	0.0%	0.0%

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company leases office space from a related party.  The Company expenses all rental costs as incurred. For the fiscal year ended September 30, 2010 and 2009, the company paid $4,500 and $4,500 to a related party for rent expenses, respectively. There is no formal lease agreement existing at the present that obligates the Company to record any future minimum payments.

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date these financial statements were issued to determine if they must be reported. The Management of the Company determined that there was a reportable subsequent event to be disclosed as follows:

On December 15, 2010, the Company sold the Patent for $60,000.