Form 10-Q
period 2010-12-31
IP TECHNOLOGY SERVICES, INC.
filed 2011-02-11
CIK 1417900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,500,000 shares of Common Stock, as of February 11, 2011.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes      . No  X .

Transitional Small Business Disclosure Format (check one): Yes      . No  X .

.

IP TECHNOLOGY SERVICES, INC.

IP TECHNOLOGY SERVICES, INC.

Page
ITEM 1 – Financial Information

Consolidated Balance Sheets at December 31, 2010 (Unaudited) and September 30, 2010	4

Consolidated Statements of Operations for the Three Months Ended December 31, 2010 and 2009 (Unaudited)	5

Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2010 and 2009 (Unaudited)	6

Notes to the Unaudited Consolidated Financial Statements (Unaudited)	7

IP TECHNOLOGY SERVICES, INC.

Consolidated Balance Sheets

	December 31, 2010	September 30, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$63,933	$3,943
Total Current Assets	63,933	3,943
OTHER ASSETS:
Patent	-	28,195
Accumulated amortization	-	(6,265)
Patent, net	-	21,930

TOTAL ASSETS	$63,933	$25,873

LIABILITIES AND EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accrued expenses	$33,985	$33,985

Current Liabilities	33,985	33,985

EQUITY (DEFICIT):
IP STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock at $0.0001 par value; 99,000,000 shares authorized; 2,500,000 shares issued and outstanding	250	250
Additional paid-in capital	34,750	34,750
Accumulated deficit	(5,052)	(43,112)
IP Stockholders’ Equity (Deficit)	29,948	(8,112)

Noncontrolling interest	-	-

Equity (Deficit)	29,948	(8,112)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$63,933	$25,873

See accompanying notes to the financial statements.

IP TECHNOLOGY SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009

Revenue	$-	$-

Operating expenses
Professional fees	-	1,625
Rent expense	-	4,500
Amortization	631	774
General and administrative expenses	10	-

Total operating expenses	641	6,899

Operating loss	(641)	(6,899)

Other (income) expense
Gain on sale of patent	(38,701)	-
Total other (income) expense	(38,701)	-

Income (loss) before income taxes	38,060	(6,899)

Income tax	-	2,560

Net income (loss)	38,060	(9,459)
Net income (loss) attributable to noncontrolling interest	-	-
Net income (loss) attributable to IP Technology common stockholders	$38,060	$(9,459)

Net income (loss) per common share attributed to IP Technology – basic and diluted	$0.02	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	2,500,000	2,500,000

See accompanying notes to the financial statements.

IP TECHNOLOGY SERVICES, INC.

Statements of Cash Flows

(Unaudited)

	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$38,060	$(9,459)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of patent	(38,701)	-
Amortization	631	774
Changes in operating assets and liabilities
Decrease in accrued expenses	-	(9,000)
Decrease in income taxes payable	-	(3,603)
Net Cash Used in Operating Activities	(10)	(21,288)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of patent	60,000	-
Net Cash Provided by Investing Activities	60,000	-

NET CHANGE IN CASH	59,990	(21,288)

CASH AT BEGINNING OF PERIOD	3,943	26,525
CASH AT END OF PERIOD	$63,933	$5,237

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Interest paid	$-	$-

Income taxes paid	$-	$6,163

See accompanying notes to the financial statements.

IP TECHNOLOGY SERVICES, INC.

DECEMBER 31, 2010 and 2009

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

Basis of presentation

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim financial statements should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended September 30, 2010 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on January 5, 2011.

The consolidated financial statements include all accounts of IP and LLC as of December 31, 2010 and 2009 and for the interim periods then ended.  All inter-company balances and transactions have been eliminated.

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

Patent

The Company follows the guidelines as set out in paragraph 350-30-25-3 and paragraph 350-30-35-6 of the FASB Accounting Standards Codification for patent.  Under the requirements as set out in paragraph 350-30-25-3 and paragraph 350-30-35-6 of the FASB Accounting Standards Codification, the Company amortizes the costs of acquired patent over its remaining legal lives, or estimated useful life, or the term of the contract, whichever is shorter.  Upon sale of patent, the related cost and accumulated amortization are removed from the accounts and any gain or loss is reflected in the consolidated statements of operations.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Impairment of long-lived assets

The Company follows paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets.  The Company’s long-lived asset, which includes patent, is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were impairments of the patent as of September 30, 2010 and 2009 and recorded impairment charges of $21,930 and $61,805 to operations for each respective fiscal year.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2010 or September 30, 2010; no gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended December 31, 2010 or 2009.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to paragraph of 260-10-45-10 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. There were no potentially dilutive shares outstanding as of December 31, 2010 or 2009.

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

The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently Issued Accounting Standards

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements”, which provides amendments to Subtopic 820-10 that requires new disclosures as follows:

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

This Update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows:

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

In April 2010, the FASB issued ASU No. 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”). This update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.

In August 2010, the FASB issued ASU 2010-21, “Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies” (“ASU 2010-21”), was issued to conform the SEC’s reporting requirements to the terminology and provisions in ASC 805, Business Combinations, and in ASC 810-10, Consolidation. ASU No. 2010-21 was issued to reflect SEC Release No. 33-9026, “Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies,” which was effective April 23, 2009. The ASU also proposes additions or modifications to the XBRL taxonomy as a result of the amendments in the update.

In August 2010, the FASB issued ASU 2010-22, “Accounting for Various Topics: Technical Corrections to SEC Paragraphs” (“ASU 2010-22”), which amends various SEC paragraphs based on external comments received and the issuance of SEC Staff Accounting Bulletin (SAB) No. 112, which amends or rescinds portions of certain SAB topics.  The topics affected include reporting of inventories in condensed financial statements for Form 10-Q, debt issue costs in conjunction with a business combination, sales of  stock by subsidiary, gain recognition on sales of business, business combinations prior to an initial public offering, loss contingent and liability assumed in business combination, divestitures, and oil and gas exchange offers.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-28 “Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”).Under ASU 2010-28, if the carrying amount of a reporting unit is zero or negative, an entity must assess whether it is more likely than not that goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors that could impact the amount of goodwill, including those listed in ASC 350-20-35-30. As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired. ASU 2010-28 is effective for public entities for fiscal years, and for interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 -	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $5,052, a net loss from operations and net cash used in operations of $641 and $10 for the interim period then ended, respectively. These conditions raise substantial doubt about its ability to continue as a going concern.

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

On March 3, 2009, Mural Comm entered into a Purchase Agreement and an Assignment of Patent Rights effective March 3, 2009. The Company paid the seller $90,000 and amortized the reduced impaired patent through December 15, 2010, when it was then sold for $60,000.

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

ITEM 2 -

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

Plan of Operation

The Company earned no revenues in the quarter ended December 31, 2010. On March 3, 2009, the Company, through its subsidiary Mural Comm LLC, purchased from BancTec, Inc. for $90,000 U.S. Patent No. 6,341,351 titled Method for Communication and Controlling Transactions Between Unsecured Parties (the “Patent”). After several attempts at licensing the Patent, on December 15, 2010, the Company sold the Patent for $60,000.

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

As December 31, 2010, the Company had $63,933 in cash. The Company’s current cash position may not  be sufficient to fund operations over the next twelve months including general overhead expenses such as salaries, corporate legal and accounting fees, office overhead and general working capital. In the event the Company may require additional cash to fund operations or purchase a Portfolio, we may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. Our officer will fund any expenses which arise until such time as the Company raises sufficient funds. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

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

ITEM 4 -

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

b) Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in  Internal Control – Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2010.

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

IP TECHNOLOGY SERVICES, INC.

/s/ Joseph Levi
Joseph Levi

Title:	President, Chief Executive Officer Chief Financial Officer

Date:	February 11, 2011