Form 10-K/A
period 2010-09-30
IP TECHNOLOGY SERVICES, INC.
filed 2011-03-22
CIK 1417900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

 X .. Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2010

     .. Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ..

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes      . No  X ..

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

None.

Transitional Small Business Disclosure Format (Check one): Yes      . No      .

PART II

Item 9A(T).	Controls and Procedures	4

Item 15.	Exhibits	4

PART II

ITEM 9A(T). CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for the Company. The Company maintains processes designed by, or under the supervision of the Company's management, including but not limited to the Company's Chief Executive Officer who is also its Chief Financial Officer or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles including policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles ("GAAP"), and that receipts and expenditures of the issuer are being made only in accordance with authorization of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted an evaluation of the Company's internal control over financial reporting using the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as a basis to evaluate effectiveness and determined that internal control over financial reporting was effective as of the end of the fiscal year ended September 30, 2010. Based upon that evaluation, the Company's Chief Executive Officer who is also its Chief Financial Officer concluded that the Company's internal control over financial reporting is not effective due to the material weakness noted below. A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified:

Due to the small size of its staff, the Company did not have sufficient segregation of duties to support its internal control over financial reporting.

The Company does not have a separate Audit Committee.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 15. EXHIBITS

Exhibits

Exhibit No.	Description

31.1A

 Section 302 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

IP Technology Services, Inc.

Signature	Title	Date
/s/ Joseph Levi	President, Director, Chief Executive Officer,	March 22, 2011
Joseph Levi	& Chief Financial Officer

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

IP Technology Services, Inc.

Signature	Title	Date
/s/ Joseph Levi	President, Director, Chief Executive Officer,	March 22, 2011
Joseph Levi	& Chief Financial Officer

5