Form 10-Q/A
period 2010-12-31
IP TECHNOLOGY SERVICES, INC.
filed 2011-03-22
CIK 1417900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Transitional Small Business Disclosure Format (check one): Yes      . No  X .

IP TECHNOLOGY SERVICES, INC.

Page
Item 6 – Exhibits and Reports on Form 8-K	3

SIGNATURE	4

PART II — OTHER INFORMATION

Item 6. - Exhibits and Reports on Form 8-K

Exhibits.

31.1	Section 302 Certification Of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IP TECHNOLOGY SERVICES, INC.

/s/ Joseph Levi
Joseph Levi

Title:	President, Chief Executive Officer, Chief Financial Officer and Director

Date:	March 22, 2011

4