Form 10-Q
period 2011-03-31
IP TECHNOLOGY SERVICES, INC.
filed 2011-05-23
CIK 1417900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X  .   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

      . TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission file number 000-53827

IP TECHNOLOGY SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-0378308
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1576 East 21 st Street

New York, New York 11210

(Address of principal executive offices) (zip code)

(212) 363-7500

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  . No      .

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,500,000 shares of Common Stock, as of May 20, 2011.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes      . No  X  .

IP TECHNOLOGY SERVICES, INC.

IP TECHNOLOGY SERVICES, INC.

Page
ITEM 1 – Financial Information

Consolidated Balance Sheets at March 31, 2011 (Unaudited) and September 30, 2010	4

Consolidated Statements of Operations for the Three Months Ended March 31, 2011 and 2009 (Unaudited)	5

Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2011 and 2010 (Unaudited)	6

Notes to the Unaudited Consolidated Financial Statements (Unaudited)	7

IP TECHNOLOGY SERVICES, INC.

Consolidated Balance Sheets

	March 31, 2011	September 30, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$1,098	$3,943
Total Current Assets	1,098	3,943

OTHER ASSETS:
Patent	-	28,195
Accumulated amortization	-	(6,265)
Patent, net	-	21,930

TOTAL ASSETS	$1,098	$25,873

LIABILITIES AND DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$22,370	$33,985

Total Current Liabilities	22,370	33,985

DEFICIT:
IP STOCKHOLDERS’ DEFICIT:
Common stock at $0.0001 par value; 99,000,000 shares authorized; 2,500,000 shares issued and outstanding	250	250
Additional paid-in capital	34,750	34,750
Accumulated deficit	(56,272)	(43,112)
IP Stockholders’ Deficit	(21,272)	(8,112)

Noncontrolling interest	-	-

Equity (Deficit)	(21,272)	(8,112)

TOTAL LIABILITIES AND DEFICIT	$1,098	$25,873

See accompanying notes to the consolidated financial statements.

IP TECHNOLOGY SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010

Revenue	$-	$-

Operating expenses
Compensation	46,430	-
Professional fees	8,250	3,025
Amortization	-	774
General and administrative expenses	2,770	125

Total operating expenses	57,450	3,924

Operating loss	(57,450)	(3,924)

Other (income) expense
Income tax refund	(6,230)	-
Total other (income) expense	(6,230)	-

Loss before income taxes	(51,220)	(3,924)

Income tax	-	-

Net loss	(51,220)	(3,924)
Net loss attributable to noncontrolling interest holder	-	-
Net loss attributable to IP Technology common stockholders	$(51,220)	$(3,924)

Net loss per common share attributed to IP Technology – basic and diluted	$(0.02)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	2,500,000	2,500,000

See accompanying notes to the consolidated financial statements.

IP TECHNOLOGY SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

	Six Months Ended March 31, 2011	Six Months Ended March 31, 2010

Revenue	$-	$-

Operating expenses
Compensation	46,430	-
Professional fees	8,250	4,650
Rent		4,500
Amortization	631	1,548
General and administrative expenses	2,780	2,685

Total operating expenses	58,091	133834

Operating loss	(58,091)	(13,383)

Other (income) expense
Gain on sale of patent	(38,701)	-
Income tax refund	(6,230)	-
Total other (income) expense	(44,931)	-

Loss before income taxes	(13,160)	(13,383)

Income tax	-	-

Net loss	(13,160)	(13,383)
Net loss attributable to noncontrolling interest	-	-
Net loss attributable to IP Technology common stockholders	$(13,160)	$(13,383)

Net loss per common share attributed to IP Technology – basic and diluted	$(0.01)	$(0.01)
Weighted average number of common shares outstanding – basic and diluted	2,500,000	2,500,000

See accompanying notes to the consolidated financial statements.

IP TECHNOLOGY SERVICES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended March 31, 2011	Six Months Ended March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,160)	$(13,383)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of patent	(38,701)	-
Amortization	631	1,548
Changes in operating assets and liabilities
Accrued expenses	(11,615)	(7,500)
Income taxes payable	-	(3,603)
Net Cash Used in Operating Activities	(62,845)	(22,938)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of patent	60,000	-
Net Cash Provided by Investing Activities	60,000	-

NET CHANGE IN CASH	(2,845)	(22,938)

CASH AT BEGINNING OF PERIOD	3,943	26,525
CASH AT END OF PERIOD	$1,098	$3,587

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES: Cash paid for:
Interest	$-	$-

Income taxes	$-	$2,560

See accompanying notes to the consolidated financial statements.

IP TECHNOLOGY SERVICES, INC.

March 31, 2011 and 2010

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

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses approximate their fair values because of the short maturity of these instruments.

The Company has no assets or liabilities measured at fair value on a recurring basis or a non-recurring basis; consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2011 or September 30, 2010; no gains or losses are reported in the consolidated statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended March 31, 2011 or 2010.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to paragraph of 260-10-45-10 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. There were no potentially dilutive shares outstanding as of March 31, 2011 or 2010.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $56,272, a net loss from operations and net cash used in operations of $13,160 and $62,845 for the interim period then ended, respectively. These conditions raise substantial doubt about its ability to continue as a going concern.

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

The Company has evaluated all events that occurred after the balance sheet date through the date these financial statements were issued.  The Management of the Company determined that there were reportable events that occurred during that subsequent period to be disclosed or recorded as follows:

On May 18, 2011, Joseph Levi, the Company’s President, Chief Executive Officer, Chief Financial Officer, director and the holder of 2,301,000 shares of the Company’s common stock (the “Shares”), entered into a Stock Purchase Agreement with R-Squared Partners, pursuant to which Mr. Levi sold the Shares to R-Squared Partners. Immediately following such transaction, R-Squared Partners beneficially owns approximately 92% of the Company’s issued and outstanding common stock.

On May 18, 2011, Mr. Levi, approved an increase in the authorized number of directors of the Company from one to two. Mr. Levi also resigned as President of the Company effective immediately. On May 18, 2011, Neil Rock was appointed to the Company’s board of directors to fill the vacancy created by this newly created position. Mr. Rock was also appointed as President of the Company. Mr. Rock has voting and dispositive control of the shares held by R-Squared Partners which were acquired from Mr. Levi.

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

Plan of Operation

The Company earned no revenues in the quarter ended March 31, 2011. On March 3, 2009, the Company, through its subsidiary Mural Comm LLC, purchased from BancTec, Inc. for $90,000 U.S. Patent No. 6,341,351 titled Method for Communication and Controlling Transactions Between Unsecured Parties (the “Patent” ). After several attempts at licensing the Patent, on December 15, 2010, the Company sold the Patent for $60,000.

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

As of March 31, 2011, the Company had $1,098 in cash. The Company’s current cash position may not  be sufficient to fund operations over the next twelve months including general overhead expenses such as salaries, corporate legal and accounting fees, office overhead and general working capital. In the event the Company may require additional cash to fund operations or purchase a Portfolio, we may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. Our officer will fund any expenses which arise until such time as the Company raises sufficient funds. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

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

ITEM 4 - CONTROLS AND PROCEDURES

As of March 31, 2011, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. - Legal Proceedings

None.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. - Defaults Upon Senior Securities

Not applicable.

Item 4. – [Removed and Reserved]

Item 5. - Other Information

Not applicable

Item 6. - Exhibits and Reports on Form 8-K

Exhibits .

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

IP TECHNOLOGY SERVICES, INC.

/s/ Joseph Levi
Title:	Chief Executive Officer Chief Financial Officer

Date:	May 21, 2011