Form 10-Q
period 2011-06-30
IP TECHNOLOGY SERVICES, INC.
filed 2011-08-22
CIK 1417900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

     . TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission file number 000-53827

IP TECHNOLOGY SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-0378308
(State or Other Jurisdiction of Incorporation Or organization)	(IRS Employer Identification No.)

1202 Lexington Ave., Suite 355

New York, NY 10028

(Address of Principal Executive Offices) (Zip Code)

(646) 481-4524

(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes      . No  X .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  2,483,000 shares of common stock outstanding at August 19, 2011.

IP TECHNOLOGY SERVICES, INC.

IP TECHNOLOGY SERVICES, INC.

Page
ITEM 1 – Financial Statements.

Consolidated Balance Sheets at June 30, 2011 (Unaudited) and September 30, 2010	4

Consolidated Statements of Operations for the Three Months Ended June 30, 2011 and 2010 (Unaudited)	5

Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2011 and 2010 (Unaudited)	6

Notes to the Unaudited Consolidated Financial Statements (Unaudited)	7

IP TECHNOLOGY SERVICES, INC.

Consolidated Balance Sheets

	June 30, 2011	September 30, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$-	$3,943
Total Current Assets	-	3,943

OTHER ASSETS:
Patent	-	28,195
Accumulated amortization	-	(6,265)
Patent, net	-	21,930

TOTAL ASSETS	$-	$25,873

LIABILITIES AND DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$4,254	$33,985

Total Current Liabilities	4,254	33,985

DEFICIT:
IP STOCKHOLDERS’ DEFICIT:
Common stock at $0.0001 par value; 99,000,000 shares authorized; 2,483,000 and 2,500,000 shares issued and outstanding, respectively	248	250
Additional paid-in capital	56,023	34,750
Accumulated deficit	(60,525)	(43,112)
IP Stockholders’ Deficit	(4,254)	(8,112)

Noncontrolling interest	-	-

Deficit	(4,254)	(8,112)

TOTAL LIABILITIES AND DEFICIT	$-	$25,873

See accompanying notes to the consolidated financial statements.

IP TECHNOLOGY SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010

Revenue	$-	$-

Operating expenses
Professional fees	4,253	-
Amortization	-	774
General and administrative expenses	-	90

Total operating expenses	4,253	864

Loss before income taxes	(4,253)	(864)

Income tax provision	-	-

Net loss	(4,253)	(864)

Net loss attributable to noncontrolling interest holder	-	-
Net loss attributable to IP Technology common stockholders	$(4,253)	$(864)

Net loss per common share attributed to IP Technology – basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	2,491,870	2,500,000

See accompanying notes to the consolidated financial statements.

IP TECHNOLOGY SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended June 30, 2011	Nine Months Ended June 30, 2010

Revenue	$-	$-

Operating expenses
Compensation	46,430	-
Professional fees	12,503	4,650
Rent		4,500
Amortization	631	2,322
General and administrative expenses	2,780	2,775

Total operating expenses	62,344	14,247

Loss from operations	(58,091)	(14,247)

Other (income) expense
Gain on sale of patent	(38,701)	-
Income tax refund	(6,230)	-
Total other (income) expense	(44,931)	-

Loss before income taxes	(17,413)	(14,247)

Income tax provision	-	-

Net loss	(17,413)	(14,247)

Net loss attributable to noncontrolling interest	-	-
Net loss attributable to IP Technology common stockholders	$(17,413)	$(14,247)

Net loss per common share attributed to IP Technology – basic and diluted	$(0.01)	$(0.01)
Weighted average number of common shares outstanding – basic and diluted	2,497,290	2,500,000

See accompanying notes to the consolidated financial statements.

IP TECHNOLOGY SERVICES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended June 30, 2011	Nine Months Ended June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,413)	$(14,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of patent	(38,701)	-
Amortization	631	2,322
Changes in operating assets and liabilities
Accrued expenses	(8,460)	(1,370)
Income taxes payable	-	(3,603)
Net Cash Used in Operating Activities	(63,943)	(16,898)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of patent	60,000	-
Net Cash Provided by Investing Activities	60,000	-

NET CHANGE IN CASH	(3,943)	(16,898)

CASH AT BEGINNING OF PERIOD	3,943	26,525
CASH AT END OF PERIOD	$-	$9,627

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Interest paid	$-	$-

Income taxes paid	$-	$2,560

See accompanying notes to the consolidated financial statements.

IP TECHNOLOGY SERVICES, INC.

June 30, 2011 and 2010

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

Change in Control

On May 18, 2011, Joseph Levi, the Company’s then President, Chief Executive Officer, Chief Financial Officer, director and the stockholder sold 2,301,000 shares of the Company’s common stock (the “Shares”), through a Stock Purchase Agreement with R-Squared Partners representing 92% of the issued and outstanding common shares; (ii) the Company cancelled 17,000 shares of its common stock;  (iii) Mr. Levi assumed certain outstanding liabilities of the Company; (iv) Neil Rock was elected President and as a member of the board of directors; and (v) Mr. Levi resigned as President, Chief Executive Officer, Chief Financial Officer and director of the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation – unaudited interim financial information

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

Principles of consolidation

The consolidated financial statements include all accounts of IP and LLC as of December 31, 2010 and 2009 and for the interim periods then ended.  All inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

The Company’s significant estimates include the fair value of financial instruments; income tax provision and valuation allowance of deferred tax assets; and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

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

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not however, practical to determine the fair value of advances from stockholders due to their related party nature.

Fiscal year end

The Company elected September 30 as its fiscal year ending date.

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Related parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved b.  description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. aounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitment and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

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

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

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

There were no potentially dilutive shares outstanding as of June 30, 2011 or 2010.

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $60,525, a net loss and net cash used in operations of $17,413 and $63,943 for the interim period then ended, respectively. These conditions raise substantial doubt about its ability to continue as a going concern.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Plan of Operation

The Company earned no revenues in the quarter ended June 30, 2011. On March 3, 2009, the Company, through its subsidiary Mural Comm LLC, purchased from BancTec, Inc. for $90,000 U.S. Patent No. 6,341,351 titled Method for Communication and Controlling Transactions Between Unsecured Parties (the “Patent” ). After several attempts at licensing the Patent, on December 15, 2010, the Company sold the Patent for $60,000.

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

As of June 30, 2011, the Company had $0 in cash. The Company’s current cash position is not sufficient to fund operations over the next twelve months including general overhead expenses such as salaries, corporate legal and accounting fees, office overhead and general working capital. In the event the Company may require additional cash to fund operations or purchase a Portfolio, we may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. Our officer will fund any expenses which arise until such time as the Company raises sufficient funds. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

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

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4 - CONTROLS AND PROCEDURES.

As of June 30, 2011, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. - Legal Proceedings.

None.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. - Defaults Upon Senior Securities.

Not applicable.

Item 4. – [Removed and Reserved]

Item 5. - Other Information.

Not applicable

Item 6. - Exhibits and Reports on Form 8-K.

Exhibits

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

 Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IP TECHNOLOGY SERVICES, INC.

/s/ Neil Rock
Neil Rock
Title:	President (Principal Executive Officer and Principal Financial Officer)

Date:	August 22, 2011