Form 10-Q/A
period 2011-06-30
IP TECHNOLOGY SERVICES, INC.
filed 2011-09-13
CIK 1417900

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

EXPLANATORY NOTE

IP Technology Services, Inc. is filing this Amendment No. 1 (the “Amendment") to our Quarterly Report on Form 10-Q for the three-month period ended June 30, 2011, filed with the Securities and Exchange Commission ("SEC") on August 22, 2011 (the “Form 10-Q"), solely to furnish Exhibit 101 to the Original Report in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6. - Exhibits and Reports on Form 8-K

Exhibits .

31.1*

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

 Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002
100.INS**	XBRL Instance Document
100.SCH**	XBRL Taxonomy Extensions Schema
100.CAL**	XBRL Taxonomy Extension Calculation Linkbase
100.DEF**	XBRL Taxonomy Extension Definitions Linkbase
100.PRE**	XBRL Taxonomy Extension Presentation Linkbase

* Previously filed.

** Submitted herewith. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and are not subject to liability under these sections, are not part of any registration statement or prospectus to which it relates and are not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or document.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IP TECHNOLOGY SERVICES, INC.

/s/ Neil Rock

Neil Rock
Title:	President (Principal Executive Officer and Principal Financial Officer)

Date:	September 13, 2011