Form 10-K
period 2011-09-30
IP TECHNOLOGY SERVICES, INC.
filed 2012-01-13
CIK 1417900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

   X  .  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

or

       .  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _______________ to  _______________

Commission file number 333-147839

IP TECHNOLOGY SERVICES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-0378308
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1202 Lexington Ave., Suite 355, New York, NY	10028
(Address of Principal Executive Offices)	(Zip Code)

(646) 481-4524
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes      . No   X  .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes      . No   X  .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes   X  . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one.)

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   X  . No      .

The aggregate market value of the common stock held by non-affiliates of the Company was $35,561, based upon the price at which the Company’s common stock, par value $0.0001 was last sold.  Shares of common stock held by each current executive officer and director and by each person who is known by the Company to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the Company.  This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares of common stock outstanding as of January 13, 2012 was 2,656,611.

DOCUMENTS INCORPORATED BY REFERENCE

None.

IP TECHNOLOGY SERVICES, INC.

Annual Report on Form 10-K

September 30, 2011

TABLE OF CONTENTS

PART I

Item 1.

Business

Cautionary Statement Regarding Forward-Looking Statements

This report contains ‘‘forward-looking statements’’ within the meaning of Section 27A of the Securities Act of 1933, as amended (the ‘‘Securities Act’’), and Section 21E of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). All statements other than statements of historical facts included or incorporated by reference in this annual report on Form 10-K, including without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objective of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘expects,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘projects,’’ ‘‘estimates,’’ ‘‘anticipates,’’ or ‘‘believes’’ or the negative thereof or any variation there on or similar terminology or expressions.  These forward-looking statements are based on beliefs of our management as well as current expectations, projections and information currently available to the Company and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated or implied by such forward-looking statements. Certain of these risks are described more fully under the caption “Risk Factors” herein.  Should one or more of such risks or uncertainties materialize or should underlying expectations, projections or assumptions prove incorrect, actual results may differ materially from those described. Those events and uncertainties are difficult to predict accurately and many are beyond our control.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we assume no duty to update or revise our forward-looking statements.

General

IP Technology Services, Inc. was incorporated under the laws of the State of Delaware on June 6, 2007. We currently have no employees other than our President who is also our only board member.

Patents and other intellectual property (“IP”) are a complex asset class that requires a unique combination of legal, technical, and business expertise to determine the value of and market for those assets. Often, patent holders do not have the resources, skills, or relationships with interested buyers required to successfully complete a patent transaction or otherwise monetize their inventions. The Company intends to provide a range of services to assist inventors, leverage their patents and related intellectual property (“Portfolio”) and formulate a strategy to maximize the revenue and profit generated by a Portfolio.

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

From inception up until September 30, 2011, we received more than more than one-hundred Portfolio submissions covering a broad range of technologies. As of September 30, 2009, we entered into agreements to represent in excess of ten Portfolios, and brokered the sale of three Portfolios for a gross revenue of $210,000. For each Portfolio we represent, we analyze the Portfolio, identify relevant markets and/or identify potential acquirers, licensees and/or investors for the Portfolio. On March 3, 2009, the Company, through its subsidiary Mural Comm LLC, purchased from BancTec, Inc. for $90,000 U.S. Patent No. 6,341,351 titled Method for Communication and Controlling Transactions Between Unsecured Parties (the “Patent”). After several attempts at licensing the Patent, on December 15, 2010, the Company sold the Patent for $60,000.

Our offices are currently located at 1202 Lexington Ave., Suite 355, New York, NY 10028. Our telephone number is (646) 481-4524.

Overview

Patents and other intellectual property (“IP”) are a complex asset class that requires a unique combination of legal, technical, and business expertise to determine the value of and market for those assets. Often, patent holders do not have the resources, skills, or relationships with interested buyers required to successfully complete a patent transaction or otherwise monetize their inventions. The Company intends to provide a range of services to assist inventors, leverage their Portfolios and formulate a strategy to maximize the revenue and profit generated by a Portfolio.

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

Employees

We have no full time employees at this time. All functions including development, strategy, negotiations and clerical are currently being provided by Neil Rock, our President, at no salary.

Item 1A.

Risk Factors

You should carefully consider the following risk factors that affect our business.  Such risk factors could cause our actual results to differ materially from those that are expressed or implied by forward-looking statements contained herein. Some of the risks described relate principally to our business and the industry in which we operate. Others relate principally to the securities market and ownership of our capital stock. The risks and uncertainties described below are not the only ones we face. Additional risks are described elsewhere in this report under the Item 1 – Business, Item 3 – Legal Proceedings, and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation sections, among others. Other risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. Our business, financial condition or results of operations could be materially and adversely affected by any of these risks, and the trading price of our common stock could decline. The discussion of our risk factors should be read in conjunction with the financial statements and notes thereto included herein.

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

•

expenses related to patent filings and other enforcement proceedings relating to Portfolios we represent; and

•

general and economic market conditions.

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

The Company is and will continue to be completely dependent on the services of its president Neil Rock, the loss of whose services may cause our business operations to cease, and we will need to engage and retain qualified employees and consultants to further implement our strategy.

The Company’s operations and business strategy are completely dependent upon Neil Rock, our President. He is under no contractual obligation to remain employed by us. If he should choose to leave us for any reason before we have hired additional personnel, our operations may fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described herein. We will fail without Mr. Rock or an appropriate replacement(s). We intend to acquire key-man life insurance on the life of Mr. Rock naming us as the beneficiary when and if we obtain the resources to do so and Mr. Rock remains insurable. We have not yet procured such insurance, and there is no guarantee that we will be able to obtain such insurance in the future. Accordingly, it is important that we are able to attract, motivate and retain highly qualified and talented personnel and independent contractors.

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

limitations; or

o

restrictions of the preferred stock.

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

The ability of our sole officer to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

Our sole officer beneficially owns approximately [89%] of our outstanding common stock. Because of this beneficial stock ownership, he will be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. His interests may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding his decisions. This level of control may also have an adverse impact on the market value of our shares because he may institute or undertake transactions, policies or programs that result in losses, may not take any steps to increase our visibility in the financial community and / or may sell sufficient numbers of shares to significantly decrease our price per share.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting. We do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees.

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

Because our sole director is not independent, we do not currently have independent audit or compensation committees. As a result, the director has the ability, among other things, to determine his own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

As a public company, we are required to incur substantial expenses.

We are subject to the periodic reporting requirements of the Exchange Act, which requires, among other things, review, audit, and public reporting of our financial results, business activities, and other matters. SEC regulations, including regulation enacted as a result of the Sarbanes-Oxley Act of 2002, have also substantially increased the accounting, legal, and other costs related to compliance with an SEC reporting obligations. If we do not have current information about our Company available to market makers, they will not be able to trade our stock. The public company costs of preparing and filing annual and quarterly reports, and other information with the SEC  will cause our expenses to be higher than they would be if we were privately-held.  These increased costs may be material and may include the hiring of additional employees and/or the retention of additional advisors and professionals. Our failure to comply with the federal securities laws could result in private or governmental legal action against us and/or our officers and directors, which could have a detrimental effect on our business and finances, the value of our stock, and the ability of stockholders to resell their stock.

Risks Factors Relating To Our Common Shares

We may, in the future, issue additional common shares, which would reduce investors' percent of ownership and may dilute our share value.

Our Certificate of Incorporation authorizes the issuance of 99,000,000 shares of common stock, of which [2,575,000] shares are issued and outstanding, and 1,000,000 shares of preferred stock, of which no shares are issued and outstanding. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

There has not been any established trading market for our common stock, and there is currently no public market whatsoever for our securities. There can be no assurances as to whether, subsequent to registration with the SEC:

•

any market for our shares will develop;

•

the prices at which our common stock will trade; or

•

the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

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

As restricted shares, these shares may be resold only pursuant to an effective registration statement, or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Effective February 15, 2008, the Securities and Exchange Commission adopted changes to Rule 144, which shorten the holding period for sales by non-affiliates to six months (subject to extension under certain circumstances) and remove the volume limitations for such persons. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1.0% of a company's outstanding common stock. The alternative average weekly trading volume during the four calendar weeks prior to the sale is not available to our shareholders being that the OTCBB is not an "automated quotation system" and, accordingly, market based volume limitations are not available for securities quoted only over the OTCBB.

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

•

The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

State securities laws may limit secondary trading, which may restrict the states in which and conditions under which you can sell shares.

Secondary trading in the Company’s common stock will not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted thus causing you to realize a loss on your investment.

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

Item 2.

Properties

The Company’s offices are located at 1202 Lexington Avenue, Suite 35, New York, New York 10028. We consider our facilities to be well utilized, well maintained, and in good operating condition. Further, we consider the facilities to be suitable for their intended purposes and to have capacities adequate to meet current and projected needs for our operations.

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

Item 4.

Removed and Reserved.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the Over-the-Counter Bulletin Board (the “OTCBB”) under the symbol “IPSV.OB”. As of January 13, 2012, no public market in IP Technology Services, Inc.'s common stock has yet developed and there can be no assurance that a meaningful trading market will subsequently develop. IP Technology Services, Inc. makes no representation about the value of its common stock.

Holders

As of January 13, 2012, we had approximately 12 record holders of shares of our common stock.

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

Stock Transfer Agent

Our stock transfer agent is Action Stock Transfer Corp., 2469 E. Fort Union Blvd., Suite 214, Salt Lake City, UT 84121 and its telephone number is (801) 274-1088.

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2011, we issued 75,000 shares of restricted common stock to a limited number of accredited investors in consideration of gross cash proceeds of $7,500.

On January 6, 2012, we issued 98,611 shares of restricted common stock to a limited number of accredited investors in consideration of gross cash proceeds of $9,861.

We issued the foregoing securities in reliance on the safe harbor and exemptions from registration provided under Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended, and Regulation S for sales to foreign persons, to a limited number of accredited investors, employees, service providers, or creditors with whom we had prior relationships, without engaging in any general solicitation, and without payment of underwriter discounts or commissions to any person.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

When used in this document, the words "anticipate," "estimate," "expect," "may," "plans," "project," and similar expressions are intended to be among the statements that identify forward-looking statements. Actual results may differ significantly from the results discussed in the forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the Company’s dependence on its ability to attract and retain skilled managers and other personnel; competition within the industry in which the Company operates; the uncertainty of the Company's ability to manage and continue its growth and implement its business strategy; its vulnerability to general economic conditions; accuracy of accounting and other estimates; the Company's future financial and operating results, cash needs and demand for its services; and the Company's ability to maintain and comply with permits and licenses; as well as other risk factors described in this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

Plan of Operation

For the year ended September 30, 2011, the Company had no revenues and the Company had a net loss before taxes of $23,373.

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

Liquidity and Capital Resources

As of September 30, 2011, the Company had $2,845 in cash. The Company’s current cash position may not be sufficient to fund operations over the next twelve months including general overhead expenses such as salaries, corporate legal and accounting fees, office overhead and general working capital. In the event the Company may require additional cash to fund operations or purchase a Portfolio, we may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. Our officer will fund any expenses which arise until such time as the Company raises sufficient funds. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements

Item 8.

Financial Statements and Supplementary Data

Our consolidated financial statements for the years ended September 30, 2011 and 2010, together with the report of Li & Company, PC dated January 13, 2012, and the notes thereto, are filed as part of this Annual Report on Form 10-K commencing on page F-1 and are incorporated herein by reference.

Item 9A.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our president, who serves as our principal executive officer and principal financial officer.  Based upon that evaluation, our president concluded that as of September 30, 2011, our disclosure controls and procedures were not effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our chief executive officer, in order to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Under the supervision and with the participation of our management, including our president who serves as our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO’’) in Internal Control — Integrated Framework. Based on management’s assessment based on the criteria of the COSO, we concluded that, as of September 30, 2011, the Company’s internal control over financial reporting was not effective at the reasonable assurance level due to the small size of our staff resulting in a lack of segregation of duties.

Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the U.S. Our internal control over financial reporting includes those policies and procedures that:

(i)

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the U.S., and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

(iii)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our consolidated financial statements.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permits us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B

Other Information

None.

PART III

Item 10.

Directors, Executive Officers, and Corporate Governance

Board of Directors and Executive Officers

Name	Age	Positions with the Company
Neil Rock	26	President and Director

Neil Rock. was elected President and director of the Company in May 2011.  Mr. Rock has served as an associate at Goldstrand Investments Inc., a New York-based private investment group, since January 2010.  Prior to joining Goldstrand Investments, Mr. Rock was an analyst at Lake Partners, Inc., an investment management firm, from March 2007 through December 2010. Mr. Rock’s experience in analyzing small and medium-sized public and private companies along with his capital markets experience provide the board with significant management insight and understanding of capital markets.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and holders of more than 10% of the outstanding shares of our common stock, to file initial reports of ownership and reports of changes in ownership with the Commission.  They are also required to furnish us with copies of all Section 16(a) forms that they file with the SEC.  Based solely on our review of copies of such forms received by us and/or any written representations from such persons that no other reports were required with respect to 2010, we believe that all Section 16(a) filing requirements were satisfied in a timely fashion during our fiscal year ended September 30, 2011.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

Board of Directors and Committee Information

Our Board has determined that we do not currently have any “independent” directors as set forth in the rules and regulations of The Nasdaq Stock Market, including Rule 5605, and Rule 10A-3 of the Exchange Act. We currently have no compensation committee or other board committee performing equivalent functions. Currently, all members of our board of directors participate in discussions concerning executive officer compensation.

Stockholder Nominations

There were no material changes to the procedures by which stockholders may recommend nominees to our board of directors during the 2011 fiscal year.

Item 11.

Executive Compensation

Summary Compensation Table

The following table sets forth the compensation earned by the Company’s principal executive officer, and each of the Company’s two most highly compensated executive officers other than the principal executive officer whose compensation exceeded $100,000 (collectively, the “Named Executive Officers”), during the years ended September 30, 2011 and 2010.

Name and Principal Position	Year	Salary ($)	All Other Compensation ($)	Total ($)
Neil Rock. (1) President	2011	--	--	--
Joseph Levi (2)	2011	$25,000	--	$25,000
President	2010	--	--	--

(1)

Mr. Rock has served as our President since May 2011.

(2)

Mr. Levi served as our President, Chief Executive Officer, and Chief Financial Officer from June 2007 through May 2011.

Outstanding Equity Awards at Fiscal Year-End

Our named executive officers did not own any outstanding equity awards as of September 30, 2011.

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

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Common Stock

The following table sets forth certain information, as of January 13, 2012 with respect to holdings of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of common stock outstanding as of such date, (ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group.  Except as otherwise indicated, the address of each person is c/o IP Technology Services, Inc., 1202 Lexington Ave., Suite 355, New York, NY 10028.

Name and Address of	Number of Shares
Beneficial Owner	Beneficially Owned (1)	Percent of Class (1)

R-Squared Partners (2)	2,301,000	86.6%

Officers and Directors
As a group (1 member)	2,302,000	86.6%

(1)

Unless otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.  With respect to each person or group, percentages are calculated based on the number of shares beneficially owned, including shares that may be acquired by such person or group within 60 days of January 13, 2012 upon the exercise of stock options, warrants or other purchase rights, but not the exercise of options, warrants or other purchase rights held by any other person.  There were 2,656,611 shares of common stock outstanding as of the close of business on January 13, 2012.

(2)

Neil Rock, the Company’s President and director, has voting and dispositive control over the shares held by R-Squared Partners.

Changes in Control

We are not aware of any arrangements (including any pledge by any person of our securities), the operation of which did or may at a subsequent date result in a change of control.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

On June 6, 2007, we issued 2,299,000 shares of our common stock to Joseph Levi, our then President, Chief Executive Officer, Chief Financial Officer and director in consideration for the payment of an aggregate of $14,900. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated by the Securities and Exchange Commission. On May 18, 2011, Mr. Levi entered into a stock purchase agreement with R-Squared Partners, pursuant to which he sold the shares to R-Squared Partners. Neil Rock, who currently serves as our President and director, has voting and dispositive control over the shares held by R-Squared Partners.

Director Independence

Upon consideration of the criteria and requirements regarding director independence set forth in Rules 5000(a)(19) and 5605(a)(2) of the rules of the NASDAQ Stock Market, we have determined that none of our current directors are independent.

Item 14.

Principal Accountant Fees and Services

Li & Company, PC served as our independent registered pubic accounting firm each of the fiscal years ending September 30, 2011 and 2010.

Fees

The following table presents fees for the professional services rendered by Li & Company, for fiscal years 2011 and 2010, respectively:

Services Performed	2011	2010
Audit Fees(1)	$11,500	$12,500
Audit-Related Fees(2)	-	-
Tax Fees(3)	$-	-
All Other Fees(4)	-	-
Total Fees	$11,500	$12,500

(1)

Audit fees represent fees billed for professional services rendered for the audit of our annual financial statements and review of the financial statements included in our quarterly reports or services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)

Audit-related fees represent fees billed for assurance and related services reasonably related to the performance of the audit or review of our financial statements not reported in (1) above, including those incurred in connection with securities registration and/or other issues resulting from that process.

(3)

Tax fees represent fees billed for professional services rendered for tax compliance, tax advice and tax planning services.

(4)

All other fees principally would include fees billed for products and services provided by the accountant, other than the services reported under the three captions above.

PART IV

Item 15.

Exhibits and Financial Statement Schedules

3.1	Certificate of Incorporation of Registrant*

3.2	By-Laws of Registrant*

4.1	Specimen Common Stock Certificate*

10.1	2007 Non-Statutory Stock Option Plan*

10.2	Patent Broker Agreement*

10.3	Form of Regulation D Subscription Agreement *

21	Subsidiaries of Registrant **

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

* Incorporated by reference to the Company’s Registration Statement on Form SB-2 file with the SEC on December 5, 2007.

** Incorporated by reference to the Company’s Annual report on Form 10-K filed with the SEC on January 5, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IP TECHNOLOGY SERVICES, INC.

By

/s/ Neil Rock

Neil Rock

President and Director

(Principal Executive Officer and

Principal Financial Officer)

Date: January 13, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Neil Rock	President and Director	January 13, 2012
Neil Rock	(Principal Executive Officer and
(Principal Financial Officer)

IP Technology Services, Inc.

September 30, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

IP Technology Services, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of IP Technology Services, Inc., (the “Company”) as of September 30, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the fiscal years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2011 and 2010 and the results of its operations and its cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company had a accumulated deficit at September 30, 2011, and had a net loss and net cash used in operating activities for the fiscal year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li & Company, PC

Li & Company, PC

Skillman, New Jersey

January 13, 2012

IP Technology Services, Inc.

Consolidated Balance Sheets

	September 30, 2011	September 30, 2010

Assets
Current assets
Cash	$2,845	$3,943

Total current assets	2,845	3,943

Other assets
Patent	-	28,195
Accumulated amortization	-	(6,265)

Patent, net	-	21,930

Total assets	$2,845	$25,873

Liabilities and deficit
Current liabilities:
Accrued expenses	$5,559	$33,985

Total current liabilities	5,559	33,985

Deficit
Preferred stock: $0.0001 par value: 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock: $0.0001 par value: 99,000,000 shares authorized; 2,558,000 and 2,500,000 shares issued and outstanding, respectively	256	250
Additional paid-in capital	63,515	34,750
Accumulated deficit	(66,485)	(43,112)

IP stockholders' deficit	(2,714)	(8,112)

Noncontrolling interest	-	-

Total deficit	(2,714)	(8,112)

Total liabilities and deficit	$2,845	$25,873

See accompanying notes to the consolidated financial statements.

IP Technology Services, Inc.

Consolidated Statements of Operations

	For the Fiscal	For the Fiscal
	Year Ended	Year Ended
	September 30, 2011	September 30, 2010

Revenues	$-	$-

Operating expenses
Compensation	46,430	-
Professional fees	16,233	9,605
Rent	-	4,500
Amortization	631	3,070
General and administrative expenses	5,010	5,309

Total operating expenses	68,304	22,484

LOSS FROM OPERATIONS	(68,304)	(22,484)

OTHER (INCOME) EXPENSES
Gain on sale of patent	(38,701)	-
Income tax refund	(6,230)	-

Total Other (Income) Expenses	(44,931)	-

Loss before taxes	(23,373)	(22,484)

Income tax provision	-	-

Net loss	(23,373)	(22,484)
Net loss attributable to noncontrolling interest	-	-
Net loss attributable to IP Technology	$(23,373)	$(22,484)

Net loss per common share attributed to IP Technology:
- Basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic and diluted	2,499,576	2,500,000

IP Technology Services, Inc.

Consolidated Statement of Stockholders' Equity (Deficit)
For the Fiscal Years ended September 30, 2011and 2010

	Common Stock, $0.0001 Par Value				Total IP
	Number of		Additional Paid-in	Retained Earnings	Stockholders' Equity	Noncontrolling	Total Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)	Interest	(Deficit)

Balance, September 30, 2009	2,500,000	$250	$34,750	$(20,628)	$14,372	$-	$14,372

Net loss	-	-	-	(22,484)	(22,484)	-	(22,484)

Balance, September 30, 2010	2,500,000	250	34,750	(43,112)	(8,112)	-	(8,112)

Cancellation of common stock upon change of control	(17,000)	(2)	2	-	-	-	-

Sale of common stock	75,000	8	7,492	-	7,500	-	7,500

Capital contribution	-	-	21,271	-	21,271	-	21,271

Net loss	-	-	-	(23,373)	(23,373)	-	(23,373)

Balance, September 30, 2011	2,558,000	$256	$63,515	$(66,485)	$(2,714)	$-	$(2,714)

See accompanying notes to the consolidated financial statements.

IP Technology Services, Inc.

Consolidated Statements of Cash Flows

	For the	For the
	Year Ended	Year Ended
	September 30, 2011	September 30, 010
Cash flows from operating activities:
Net loss	$(23,373)	$(22,484)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of patent	(38,701)	-
Amortization	631	3,070
Changes in operating assets and liabilities:
Accrued expenses	(7,155)	435
Income taxes payable	-	(3,603)
Customer deposits	-	-
Advances from stockholder	-	-

Net cash used in operating activities	(68,598)	(22,582)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of patent	60,000	-

NET CASH USED IN INVESTING ACTIVITIES	60,000	-

Cash flows from financing activities:
Proceeds from sale of common stock	7,500	-

Net cash provided by financing activities	7,500	-

Net change in cash	(1,098)	(22,582)

Cash, beginning of period	3,943	26,525

Cash, end of period	$2,845	$3,943

Supplemental disclosure of cash flows information:
Interest paid	$-	$-
Income tax paid	$-	$2,560

IP Technology Services, Inc.

September 30, 2011 and 2010

Notes to the Consolidated Financial Statements

Note 1 - Organization and Operations

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The consolidated financial statements include all accounts of IP and LLC as of September 30, 2011 and 2010 and for the fiscal years then ended.  All inter-company balances and transactions have been eliminated.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company’s significant estimates and assumptions include the fair value of financial instruments; the carrying value, recoverability and impairment, if any, of long-lived assets, including the values assigned to and the estimated useful life of patent; income tax rate, income tax provision, deferred tax assets and the valuation allowance of deferred tax assets, and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

Fair Value of Financial Instruments

The Company follows paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments and paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

It is not, however, practical to determine the fair value of advances from stockholders due to their related party nature.

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include patent, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes.  The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

The impairment charges, if any, is included in operating expenses in the accompanying statements of operations.

Fiscal Year End

The Company elected September 30 as its fiscal year end date.

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involvedb. description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. mounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements.  If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

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

Revenue Recognition

The Company’s revenues are derived principally from commissions earned through retaining a buyer or licensee(s) or obtaining product development funding for the Portfolios holder the Company represents. The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company will recognize revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each category of revenues:

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

Income Taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income and Comprehensive Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes.  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the fiscal year ended September 30, 2011 or September 30, 2010.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.

There were no potentially dilutive shares outstanding as of September 30, 2011 or 2010.

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

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued the FASB Accounting Standards Update No. 2011-04 “Fair Value Measurement” (“ASU 2011-04”).  This amendment and guidance are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRSs).

This update does not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement, including the following revisions:

•

An entity that holds a group of financial assets and financial liabilities whose market risk (that is, interest rate risk, currency risk, or other price risk) and credit risk are managed on the basis of the entity’s net risk exposure may apply an exception to the fair value requirements in ASC 820 if certain criteria are met. The exception allows such financial instruments to be measured on the basis of the reporting entity’s net, rather than gross, exposure to those risks.

•

In the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability consistent with the unit of account.

•

Additional disclosures about fair value measurements.

The amendments in this Update are to be applied prospectively and are effective for public entity during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income” (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had a accumulated deficit at September 30, 2011, a net loss and net cash used in operating activities for the fiscal year then ended, respectively.

While the Company is attempting to commence operations and generate sufficient revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations. While the Company believes in the viability of its strategy to generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Patent

On March 3, 2009, Mural Comm entered into a Purchase Agreement and an Assignment of Patent Rights effective March 3, 2009. The Company paid the seller $90,000 and amortized the reduced impaired patent through December 15, 2010, when it was then sold for $60,000.

Note 5 – Related Party Transactions

The Company leases office space from a related party.  There is no formal lease agreement existing at the present that obligates the Company to record any future minimum payments.

Note 6 – Stockholders’ Deficit

Common stock

The Company sold 75,000 shares of its common stock at $0.10 per share ($7,500) to four (4) investors during the quarter ended September 30, 2011.

Note 7 – Income Taxes

Deferred tax assets

At September 30, 2011, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $66,485 that may be offset against future taxable income through 2031.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $22,605 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $22,605.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $7,947 and $7,645 for the fiscal year ended September 30, 2011 and 2010.

Components of deferred tax assets at September 30, 2011 and 2010 are as follows:

	September 30, 2011	September 30, 2010
Net deferred tax assets – non-current:

Expected income tax benefit from NOL carry-forwards	22,605	14,658

Less valuation allowance	(22,605)	(14,658)

Deferred tax assets, net of valuation allowance	$-	$-

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the fiscal year ended September 30, 2011	For the fiscal year ended September 30, 2010

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)%

Effective income tax rate	0.0%	0.0%

Note 9 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed.

Common stock

The Company sold 98,610 shares of its common stock at $0.10 per share ($9,861) in December 2011.