Form 10-Q
period 2011-12-31
IP TECHNOLOGY SERVICES, INC.
filed 2012-02-17
CIK 1417900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .      . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

      .      . TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes  X . No      .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  2,656,611 shares of common stock outstanding at February 21, 2012.

IP TECHNOLOGY SERVICES, INC.

IP Technology Services, Inc.

December 31, 2011 and 2010

Index to the Consolidated Financial Statements

Contents	Page(s)
Consolidated Balance Sheets at December 31, 2011 (Unaudited) and September 30, 2011	4

Consolidated Statements of Operations for the Three Months Ended December 31, 2011 and 2010 (Unaudited)	5

Consolidated Statement of Stockholders’ Equity (Deficit) for the Fiscal Year Ended September 30, 2010 and for the Interim Period Ended December 31, 2011	6

Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2011 and 2010 (Unaudited)	7

Notes to the Consolidated Financial Statements (Unaudited)	8

IP Technology Services, Inc.

Consolidated Balance Sheets

	December 31, 2011	September 30, 2011
	(Unaudited)

Assets
Current assets
Cash	$8,381	$2,845
Accounts receivable
Advances to stockholder

Total current assets	8,381	2,845

Total assets	$8,381	$2,845

Liabilities and deficit
Current liabilities:
Accrued expenses	$10,908	$5,559
Accounts Payable	-	-
Common stock to be issued	-	-
Advances from stockholder	-	-

Total current liabilities	10,908	5,559

Deficit
Preferred stock: $0.0001 par value: 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock: $0.0001 par value: 99,000,000 shares authorized; 2,656,611 and 2,558,000 shares issued and outstanding, respectively	266	256
Additional paid-in capital	73,366	63,515
Accumulated deficit	(76,159)	(66,485)

IP stockholders' deficit	(2,527)	(2,714)

Noncontrolling interest	-	-

Total deficit	(2,527)	(2,714)

Total liabilities and deficit	$8,381	$2,845

See accompanying notes to the consolidated financial statements.

IP Technology Services, Inc.

Consolidated Statements of Operations

	For the Three	For the Three
	Months Ended	Months Ended
	December 31, 2011	December 31, 2010
	(Unaudited)	(Unaudited)

Revenues	$-	$-

Operating expenses
Compensation	-	-
Professional fees	7,739	-
Rent	-	-
Amortization	-	631
General and administrative expenses	1,935	10

Total operating expenses	9,674	641

LOSS FROM OPERATIONS	(9,674)	(641)

OTHER (INCOME) EXPENSES
Gain on sale of patent	-	(38,701)
Income tax refund	-	-

Total Other (Income) Expenses	-	(38,701)

Income (loss) before taxes	(9,674)	38,060

Income tax provision	-	-

Net income (loss)	(9,674)	38,060
Net income (loss) attributable to noncontrolling interest	-	-
Net income (loss) attributable to IP Technology	$(9,674)	$38,060

Net income (loss) per common share attributed to IP Technology: - Basic and diluted	$(0.00)	$0.02

Weighted average common shares outstanding - basic and diluted	2,578,245	2,500,000

See accompanying notes to the consolidated financial statements.

IP Technology Services, Inc.

Consolidated Statement of Stockholders' Equity (Deficit)
For the Fiscal Year Ended September 30, 2010 and for the Interim Period Ended December 31, 2011
(Unaudited)

	Common Stock, $0.0001 Par Value		Additional	Retained	Total IP Stockholders'		Total
	Number of		Paid-in	Earnings	Equity	Noncontrolling	Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)	Interest	(Deficit)

Balance, September 30, 2010	2,500,000	250	34,750	(43,112)	(8,112)	-	(8,112)

Cancellation of common stock upon change of control	(17,000)	(2)	2		-	-	-

Sale of common stock	75,000	8	7,492		7,500	-	7,500

Capital contribution			21,271		21,271	-	21,271

Net loss				(23,373)	(23,373)	-	(23,373)

Balance, September 30, 2011	2,558,000	256	63,515	(66,485)	(2,714)	-	(2,714)

Sale of common stock	98,611	10	9,851		9,861	-	9,861

Net loss				(9,674)	(9,674)	-	(9,674)

Balance, December 31, 2011	2,656,611	$266	$73,366	$(76,159)	$(2,527)	$-	$(2,527)

IP Technology Services, Inc.

Consolidated Statements of Cash Flows

	For the Three	For the Three
	Months Ended	Months Ended
	December 31, 2011	December 31, 2010
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(9,674)	$38,060

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of patent	-	(38,701)
Amortization	-	631
Changes in operating assets and liabilities:
Accrued expenses	5,349	-

Net cash used in operating activities	(4,325)	(10)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of patent	-	60,000

NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES	-	60,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	9,861	-

Net cash provided by financing activities	9,861	-

NET CHANGE IN CASH	5,536	59,990

CASH, BEGINNING OF YEAR	2,845	3,943

CASH, END OF YEAR	$8,381	$63,933

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the consolidated financial statements.

IP Technology Services, Inc.

December 31, 2011 and 2010

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Operations

IP Technology Services, Inc.

IP Technology Services, Inc. (“IP” or the “Company”) was incorporated on June 6, 2007 under the laws of the State of Delaware. IP provides a range of services to assist inventors to leverage their patents and related intellectual property (“Portfolios”) and formulate a strategy to maximize the revenue and profit generated by the Portfolios.

Mural Comm LLC

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended September 30, 2011 and notes thereto contained in the information filed as part of the Company’s Annual Report on Form 10K filed with the SEC on January 13, 2012.

Principles of Consolidation

The consolidated financial statements include all accounts of IP and LLC as of December 31, 2011 and 2010 and for the interim period then ended.  All inter-company balances and transactions have been eliminated.

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

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, and if deemed appropriate, those estimates are adjusted accordingly.  Actual results could differ from those estimates.

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

Noncontrolling Interest

The Company follows paragraph 810-10-65-1 of the FASB Accounting Standards Codification to include non-controlling interests in Mural Comm LLC, its majority owned subsidiary in the equity section of the consolidated balance sheets.  Noncontrolling interests represent 25% of the equity of the Company’s majority-owned subsidiary, Mural Comm LLC. Noncontrolling interests are adjusted for the noncontrolling interest holders’ proportionate share of the earnings or losses of Mural Comm LLC and the noncontrolling interest continues to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended December 31, 2011 or December 31, 2010.

Limitation on Utilization of NOLs due to Change in Control

Pursuant to the Internal Revenue Code Section 382 (“Section 382”), certain ownership changes may subject the NOL’s to annual limitations which could reduce or defer the NOL.  Section 382 imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.”  In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period.  In the event of an ownership change, utilization of the NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of its stock at the time of the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may be carried over to later years.  The imposition of this limitation on its ability to use the NOLs to offset future taxable income could cause the Company to pay U.S. federal income taxes earlier than if such limitation were not in effect and could cause such NOLs to expire unused, reducing or eliminating the benefit of such NOLs.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through convertible debt or preferred stock, contingent share arrangements, stock options and warrants.

There were no potentially dilutive common shares outstanding for the interim period ended December 31, 2011 or 2010.

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

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at December 31, 2011, a net loss and net cash used in operating activities for the interim period then ended, respectively.

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

Note 4 – Related Party Transactions

Free Office Space

The Company leases office space from a related party.  There is no formal lease agreement existing at the present that obligates the Company to record any future minimum payments.

Note 5 – Stockholders’ Deficit

Common stock

The Company sold 98,611 shares of its common stock at $0.10 per share ($9,861) to four (4) investors during the quarter ended December 31, 2011.

Note 6 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events.

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

Plan of Operation

The Company earned no revenues in the quarter ended December 31, 2011. On March 3, 2009, the Company, through its subsidiary Mural Comm LLC, purchased from BancTec, Inc. for $90,000 U.S. Patent No. 6,341,351 titled Method for Communication and Controlling Transactions Between Unsecured Parties (the “Patent” ). After several attempts at licensing the Patent, on December 15, 2010, the Company sold the Patent for $60,000.

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

As of December 31, 2011, the Company had $8,381 in cash. The Company’s current cash position is not sufficient to fund operations over the next twelve months including general overhead expenses such as salaries, corporate legal and accounting fees, office overhead and general working capital. In the event the Company may require additional cash to fund operations or purchase a Portfolio, we may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. Our officer will fund any expenses which arise until such time as the Company raises sufficient funds. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

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

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4 - CONTROLS AND PROCEDURES

As of December 31, 2011, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our President. Based upon that evaluation, our President concluded that, as of December 31, 2011, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. - Legal Proceedings

None.

Item 1A. – Risk Factors

Not applicable.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

During the period ended December 31, 2011, the Company issued and sold an aggregate of 98,611 shares of common stock at a purchase price of $0.10 per shared to four accredited investors for aggregate proceeds of $9,861.

We issued the forgoing securities in reliance on the safe harbor provided under Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933 as amended, without payment of commissions to any person.

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

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IP TECHNOLOGY SERVICES, INC.

/s/ Neil Rock
Neil Rock
Title:	President (Principal Executive Officer and Principal Financial Officer)

Date:	February 21, 2012