Form 10-Q/A
period 2011-12-31
IP TECHNOLOGY SERVICES, INC.
filed 2012-02-17
CIK 1417900

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  2,656,611 shares of common stock outstanding at February 17, 2012.

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

IP TECHNOLOGY SERVICES, INC.

/s/ Neil Rock
Neil Rock
Title:	President (Principal Executive Officer and Principal Financial Officer)

Date:	February 17, 2012