Form 10-Q
period 2012-03-31
IP TECHNOLOGY SERVICES, INC.
filed 2012-05-16
CIK 1417900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

   X  . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes   X  . No      .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  2,764,691 shares of common stock outstanding at May 15, 2012.

IP TECHNOLOGY SERVICES, INC.

IP TECHNOLOGY SERVICES, INC.

March 31, 2012 and 2011

Index to the Consolidated Financial Statements

Page
ITEM 1 – Financial Statements.

Consolidated Balance Sheets at March 31, 2012 (Unaudited) and September 30, 2011	4

Consolidated Statements of Operations for the Three Months Ended March 31, 2012 and 2011 (Unaudited)	5

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011 (Unaudited)	6

Notes to the Unaudited Consolidated Financial Statements (Unaudited)	7

IP Technology Services, Inc.

Consolidated Balance Sheets

	March 31, 2012	September 30, 2011
	(Unaudited)

Assets
Current assets
Cash	$1,041	$2,845
Accounts receivable	-	-
Advances to stockholder	-	-

Total current assets	1,041	2,845

Total assets	$1,041	$2,845

Liabilities and deficit
Current liabilities:
Accrued expenses	$11,953	$5,559
Accounts Payable	-	-
Common stock to be issued	-	-
Advances from stockholder	-	-

Total current liabilities	11,953	5,559

Deficit

Preferred stock: $0.0001 par value: 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock: $0.0001 par value: 99,000,000 shares authorized; 2,656,611 and 2,558,000 shares issued and outstanding, respectively	266	256
Additional paid-in capital	73,366	63,515
Accumulated deficit	(84,544)	(66,485)

IP stockholders' deficit	(10,912)	(2,714)

Noncontrolling interest	-	-

Total deficit	(10,912)	(2,714)

Total liabilities and deficit	$1,041	$2,845

See accompanying notes to the consolidated financial statements.

IP Technology Services, Inc.

Consolidated Statements of Operations

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2012	March 31, 2011
	(Unaudited)	(Unaudited)

Revenues	$-	$-

Operating expenses
Compensation	-	46,430
Professional fees	7,820	8,250
Rent	-	-
General and administrative expenses	565	2,770

Total operating expenses	8,385	57,450

LOSS FROM OPERATIONS	(8,385)	(57,450)

OTHER (INCOME) EXPENSES
Gain on sale of patent	-	-
Income tax refund	-	(6,230)

Total Other (Income) Expenses	-	(6,230)

Loss before income taxes	(8,385)	(51,220)

Income tax provision	-	-

Net loss	(8,385)	(51,220)

Net loss attributable to noncontrolling interest	-	-

Net loss attributable to IP Technology	$(8,385)	$(51,220)

Net loss per common share attributed to IP Technology:
- Basic and diluted	$(0.00)	$(0.02)

Weighted average common shares outstanding - basic and diluted
	2,656,611	2,500,000

See accompanying notes to the consolidated financial statements.

IP Technology Services, Inc.

Consolidated Statements of Cash Flows

	For the Six Months	For the Six Months
	Ended	Ended
	March 31, 2012	March 31, 2011
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(18,059)	$(13,160)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of patent	-	(38,701)
Amortization	-	631
Changes in operating assets and liabilities:
Accrued expenses	6,394	(11,615)
Income taxes payable	-	-
Customer deposits	-	-
Advances from stockholder	-	-

Net cash used in operating activities	(11,665)	(62,845)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of patent	-	60,000

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	60,000

Cash flows from financing activities:
Proceeds from sale of common stock	9,861	-

Net cash provided by financing activities	9,861	-

Net change in cash	(1,804)	(2,845)

Cash, beginning of period	2,845	3,943

Cash, end of period	$1,041	$1,098

Supplemental disclosure of cash flows information:
Interest paid	$-	$-
Income tax paid	$-	$-

NON-CASH FINANCING AND INVESTING TRANSACTIONS:

See accompanying notes to the consolidated financial statements.

IP Technology Services, Inc.

March 31, 2012 and 2011

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

Principles of Consolidation

The consolidated financial statements include all accounts of IP and LLC as of March 31, 2012 and 2011 and for the interim period then ended.

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

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. mounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Income Tax Provision

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended March 31, 2012 or 2011.

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

There were no potentially dilutive common shares outstanding for the interim period ended March 31, 2012 or 2011.

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

FASB Accounting Standards Update No. 2011-05

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

FASB Accounting Standards Update No. 2011-08

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” (“ASU 2011-08”). This Update is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

The guidance is effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-10

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-10 “Property, Plant and Equipment: Derecognition of in Substance Real Estate-a Scope Clarification” (“ASU 2011-09”). This Update is to resolve the diversity in practice as to how financial statements have been reflecting circumstances when parent company reporting entities cease to have controlling financial interests in subsidiaries that are in substance real estate, where the situation arises as a result of default on nonrecourse debt of the subsidiaries.

The amended guidance is effective for annual reporting periods ending after June 15, 2012 for public entities. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-11

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

FASB Accounting Standards Update No. 2011-12

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-12 “Comprehensive Income:  Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). This Update is a deferral of the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05. FASB is to going to reassess the costs and benefits of those provisions in ASU 2011-05 related to reclassifications out of accumulated other comprehensive income. Due to the time required to properly make such a reassessment and to evaluate alternative presentation formats, the FASB decided that it is necessary to reinstate the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of Update 2011-05.

All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Other Recently Issued, but not yet Effective Accounting Pronouncements

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

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at March 31, 2012, a net loss and net cash used in operating activities for the interim period then ended, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 2 -MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Plan of Operation

Our original focus was to provide a range of services to assist inventors in leveraging their patents and related intellectual property and formulate strategies to maximize revenue and profits created by their intellectual property portfolios. The services that we provided included an initial analysis of a portfolio to identify its strengths and weaknesses and a determination of the value of the portfolio. Our initial business model focused on the generation of revenue by receiving a portion of the economic value realized from our client portfolios. On March 3, 2009, the Company, through its subsidiary Mural Comm LLC, purchased from BancTec, Inc. for $90,000 U.S. Patent No. 6,341,351 titled Method for Communication and Controlling Transactions Between Unsecured Parties (the “Patent”). After several attempts at licensing the Patent, on December 15, 2010, the Company sold the Patent for $60,000.

We do not currently have agreements to represent any intellectual property portfolios nor do we own any intellectual property or any other assets other than cash. We are currently considered a shell company as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our current focus is to acquire, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating business or assets that we have not yet identified. Although we have engaged in discussions with several target businesses, we do not have any specific merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction under consideration. We can provide no assurance that a suitable target business will be identified or if one is identified, if we will be successful in negotiating the terms of an acquisition transaction that are in the best interests of the Company.

As of March 31, 2012, the Company had $1,041 in cash. The Company’s current cash position is not sufficient to fund operations over the next twelve months including general overhead expenses such as salaries, corporate legal and accounting fees, office overhead and general working capital. In the event the Company may require additional cash to fund operations or purchase a Portfolio, we may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. Our officer will fund any expenses which arise until such time as the Company raises sufficient funds. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

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

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4 -CONTROLS AND PROCEDURES

As of March 31, 2012, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our President. Based upon that evaluation, our President concluded that, as of March 31, 2012, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. - Legal Proceedings

None.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

In May 2012, we entered into subscription agreements with certain existing stockholders of the Company pursuant to which we issued and sold an aggregate of 108,080 shares of the Company’s common stock for gross proceeds of $10,808. The securities were issued in a private placement transaction to a limited number of accredited investors in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, which exempts transactions by an issuer not involving a public offering.

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

IP TECHNOLOGY SERVICES, INC.

/s/ Neil Rock
Neil Rock
Title:	President (Principal Executive Officer and Principal Financial Officer)

Date:	May 16, 2012