Form 10-Q
period 2012-06-30
IP TECHNOLOGY SERVICES, INC.
filed 2012-08-14
CIK 1417900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes   X  . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one):

Yes   X  . No      .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  2,764,691 shares of common stock outstanding at August 14, 2012.

IP TECHNOLOGY SERVICES, INC.

ITEM 1 – Financial Statements.

IP TECHNOLOGY SERVICES, INC.

June 30, 2012

IP Technology Services, Inc.

Consolidated Balance Sheets

	June 30, 2012	September 30, 2011
	(Unaudited)

Assets
Current assets
Cash	$1,339	$2,845
Accounts receivable	-	-
Advances to stockholder	-	-

Total current assets	1,339	2,845

Total assets	$1,339	$2,845

Liabilities and deficit
Current liabilities:
Accrued expenses	$22,012	$5,559
Accounts Payable	-	-
Common stock to be issued	-	-
Advances from stockholder	-	-

Total current liabilities	22,012	5,559

Equity (Deficit)

Preferred stock: $0.0001 par value: 10,000,000 shares authorized; none issued or outstanding
	-	-
Common stock: $0.0001 par value: 99,000,000 shares authorized; 2,764,691 and 2,558,000 shares issued and outstanding, respectively
	276	256
Additional paid-in capital	84,164	63,515
Accumulated deficit	(105,113)	(66,485)

IP stockholders' equity (deficit)	(20,673)	(2,714)

Noncontrolling interest	-	-

Total equity (deficit)	(20,673)	(2,714)

Total liabilities and equity (deficit)	$1,339	$2,845

See accompanying notes to the consolidated financial statements.

IP Technology Services, Inc.

Consolidated Statements of Operations

	For the Three	For the Three
	Months Ended	Months Ended
	June 30, 2012	June 30, 2011
	(Unaudited)	(Unaudited)

Revenues	$-	$-

Operating expenses
Compensation	-	-
Professional fees	17,059	4,253
Rent	-	-
General and administrative expenses	3,510	-

Total operating expenses	20,569	4,253

LOSS FROM OPERATIONS	(20,569)	(4,253)

OTHER (INCOME) EXPENSES
Gain on sale of patent	-	-
Income tax refund	-	-

Total Other (Income) Expenses	-	-

Loss before income taxes	(20,569)	(4,253)

Income tax provision	-	-

Net loss	(20,569)	(4,253)

Net loss attributable to noncontrolling interest	-	-

Net loss attributable to IP Technology	$(20,569)	$(4,253)

Net loss per common share attributed to IP Technology: - Basic and diluted
	$(0.01)	$(0.00)

Weighted average common shares outstanding - basic and diluted
	2,721,340	2,491,870

See accompanying notes to the consolidated financial statements.

IP Technology Services, Inc.

Consolidated Statements of Cash Flows

	For the Nine Months	For the Nine Months
	Ended	Ended
	June 30, 2012	June 30, 2011
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(38,628)	$(17,413)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of patent	-	(38,701)
Amortization	-	631
Changes in operating assets and liabilities:
Accrued expenses	16,453	(8,460)
Income taxes payable	-	-
Customer deposits	-	-
Advances from stockholder	-	-

Net cash used in operating activities	(22,175)	(63,943)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of patent	-	60,000
Net cash provided by investing activities
Net cash provided by investing activities	-	60,000

Cash flows from financing activities:
Proceeds from sale of common stock	20,669	-

Net cash provided by financing activities	20,669	-

Net change in cash	(1,506)	(3,943)

Cash, beginning of period	2,845	3,943

Cash, end of period	$1,339	$-

Supplemental disclosure of cash flows information:
Interest paid	$-	$-
Income tax paid	$-	$-

NON-CASH FINANCING AND INVESTING TRANSACTIONS:

See accompanying notes to the consolidated financial statements.

IP Technology Services, Inc.

June 30, 2012 and 2011

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

Principles of Consolidation

The consolidated financial statements include all accounts of IP and LLC as of June 30, 2012 and 2011 and for the interim period then ended.

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

It is not, however, practical to determine the fair value of advances from stockholders, if any, due to their related party nature.

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

Non-controlling Interest

The Company follows paragraph 810-10-65-1 of the FASB Accounting Standards Codification to include non-controlling interests in Mural Comm LLC, its majority owned subsidiary in the equity section of the consolidated balance sheets.  Non-controlling interests represent 25% of the equity of the Company’s majority-owned subsidiary, Mural Comm LLC. Non-controlling interests are adjusted for the non-controlling interest holders’ proportionate share of the earnings or losses of Mural Comm LLC and the non-controlling interest continues to be attributed its share of losses even if that attribution results in a deficit non-controlling interest balance.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended June 30, 2012 or 2011.

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

There were no potentially dilutive common shares outstanding for the interim period ended June 30, 2012 or 2011.

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

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at June 30, 2012, a net loss and net cash used in operating activities for the interim period then ended, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company sold 108,080 shares of its common stock at $0.10 per share ($10,808) to two (2) investors during the quarter ended June 30, 2012.

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

As of June 30, 2012, the Company had $1,339 in cash. The Company’s current cash position is not sufficient to fund operations over the next twelve months including general overhead expenses such as salaries, corporate legal and accounting fees, office overhead and general working capital. In the event the Company may require additional cash to fund operations or purchase a Portfolio, we may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. Our officer will fund any expenses which arise until such time as the Company raises sufficient funds. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

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

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4 - CONTROLS AND PROCEDURES

As of June 30, 2012, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our President.  Based upon that evaluation, our President concluded that, as of June 30, 2012, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. – Mine Safety Disclosures

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

IP TECHNOLOGY SERVICES, INC.

/s/ Neil Rock
Neil Rock
Title:	President (Principal Executive Officer and Principal Financial Officer)

Date:	August 14, 2012