Form 10-K
period 2012-09-30
C2C CrowdFunding, Inc.
filed 2013-01-17
CIK 1417900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-147839

 C2C CROWDFUNDING, INC.

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

Common Stock, $0.0001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.       Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes  ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑ No ☐

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☑    No ☐

The aggregate market value of the common stock held by non-affiliates of the Company was $46,469, based upon the price at which the Company’s common stock, par value $0.0001 was last sold. Shares of common stock held by each current executive officer and director and by each person who is known by the Company to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares of common stock outstanding as of January 15, 2013 was 4,372,461.

DOCUMENTS INCORPORATED BY REFERENCE

None.

C2C CROWDFUNDING, INC.

Annual Report on Form 10-K

September 30, 2012

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

General

Unless otherwise indicated or the context otherwise requires, all references to the “Company,” “we,” “us” or “our” and similar terms refer to C2C CrowdFunding, Inc.

We were incorporated pursuant to the laws of the State of Delaware on June 6, 2007 under the name IP Technology Services, Inc. We were formed for the purpose of providing services to individual inventors and small companies to assist them in generating revenues through the sale, license and/or commercialization of their intellectual property portfolios

From inception up until September 30, 2012, we received more than more than one-hundred portfolio submissions covering a broad range of technologies. The services that we provided included an initial analysis of a portfolio to identify its strengths and weaknesses and a determination of the value of the portfolio. Our initial business model focused on the generation of revenue by receiving a portion of the economic value realized from our client portfolios. We entered into agreements to represent in excess of ten portfolios, and brokered the sale of three portfolios for a gross revenue of $210,000. On March 3, 2009, the Company, through its subsidiary Mural Comm LLC, purchased from BancTec, Inc. for $90,000 U.S. Patent No. 6,341,351 titled Method for Communication and Controlling Transactions Between Unsecured Parties (the “Patent”). After several attempts at licensing the Patent, on December 15, 2010, the Company sold the Patent for $60,000. During our current fiscal year, we exited this business and are, therefore, considered a shell corporation under applicable rules of the Securities and Exchange Commission (the “SEC”) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In that regard, we are actively seeking to complete a business combination with an operating company.

Current Business

At this time, we do not have agreements to represent any intellectual property portfolios nor do we own any intellectual property. Our assets consist primarily of cash and notes receivable, and our liabilities consist exclusively of payables and accrued expenses. During our current fiscal year, we shifted our focus to identifying and completing a business combination with an operating company.

On August 31, 2012, we entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with click2cause.com Inc., a privately held Nevada corporation (“C2C”) and C2C Acquisition Corp., a Nevada corporation and wholly-owned subsidiary of the Company (“Acquisition Sub”). Under the terms of the Merger Agreement, C2C was to merge with and into Acquisition Sub and thereafter become a wholly owned subsidiary of the Company. On December 10, 2012, the Company notified C2C that it was terminating the Merger Agreement pursuant to Section 9.01(e) of the Merger Agreement as the closing had not occurred on or prior to October 15, 2012.

Our current business plan and our primary objective and focus for management over the next 12 months is to identify and acquire a suitable operating company with a view towards achieving long-term growth.  On October 26, 2012, we filed a Certificate of Ownership with the Secretary of State of Delaware, pursuant to which our newly formed wholly owned subsidiary, C2C CrowdFunding, Inc. was merged into and with the Company (the “Merger”). In connection with the Merger and in accordance with Section 253 of the Delaware General Corporation Law, the name of the Company was changed from IP Technology Services, Inc to C2C CrowdFunding, Inc. As of the date of this report, our current focus is on the crowdfunding industry, however, we are not restricting our search for a target company to any specific business, industry or geographical location.  In addition, although we have not developed any definitive criteria for evaluating a successful target, we expect to consider, among other factors, the following:

•	growth potential as evidenced by technological superiority, anticipated market expansion or new products or services;
•	the historic financial performance of the target;
•	the quality of the management team, including its consultants and advisors;
•	the target’s competitive position relative to other firms of similar size and experience within its industry, industry segment, or geographic location;
•	the capital requirements of the target and anticipated availability of required funds for both the short and long term;
•	the results of our financial, business and management due diligence; and
•	the anticipated time and cost to complete a transaction.

In applying the foregoing criteria, we do not expect one element to be controlling, but rather, we will attempt to analyze all available, relevant and material factors and circumstances in order to make an informed decision.  Potential opportunities may occur in different industries, in different geographic locations, and at various stages of development, all of which will make the task of comparing, analyzing and evaluating business opportunities extremely difficult and complex.

Most acquisitions of private operating companies by public shell companies are completed by way of merger pursuant to which the shareholders of the private company own a substantial majority of the issued and outstanding shares of the public company after completion of the merger.  These transactions are often referred to as “reverse acquisitions” or “reverse mergers” and generally result in substantial additional dilution to the ownership interests of the stockholders of the public company.  If any transaction is structured in this manner, our stockholders will suffer substantial dilution and all or a majority of our directors may resign and one or more new directors may be appointed without any vote by stockholders.  We may complete such an acquisition upon the sole determination of our board of directors without any vote or approval by our stockholders.  In certain circumstances, however, it may be necessary to call a stockholders' meeting and obtain approval of our stockholders, which may result in delay and additional expense in the consummation of any proposed transaction and may also give rise to certain appraisal rights to dissenting stockholders.  Most likely, we will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and other professionals. If we decide not to complete a transaction after we have incurred material transaction costs in connection with the investigation, negotiation and documentation related thereto, such costs will likely not be recoverable.

Although we have evaluated potential acquisition targets and engaged in general discussions and due diligence activities regarding the acquisition of an operating company, we have not entered into any agreement to acquire an operating company.  There can be no assurance that we will be able to identify an acceptable operating company, complete an acquisition, or that any business we acquire will generate profits or increase our value.

Our offices are currently located at 1202 Lexington Ave., Suite 355, New York, NY 10028. Our telephone number is (646) 481-4524.

Employees

We have no full time employees at this time. All functions including development, strategy, negotiations and clerical are currently being provided by Neil Rock, our President, at no salary.

Research and Development

Since inception, we have not spent any money on research and development activities.

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

Based on our recurring losses during our development stage and inability to implement our business plan, our auditors have included an explanatory paragraph in their opinion as to the substantial doubt about our ability to continue as a going concern.

We are a development stage company and since inception, have suffered losses from development stage activities to date, and are in need of additional capital.  We have experienced net losses in each fiscal quarter since our inception and as of September 30, 2012, have an accumulated deficit of $120,422. As a result of these factors, our independent auditors have included an explanatory paragraph in their opinion for the year ended September 30, 2012 as to the substantial doubt about our ability to continue as a going concern.  As such, we may be required to cease operations in which case you could lose your entire investment.  Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which contemplate that we will continue to operate as a going concern.  Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern.

We have no operations, will not generate any revenue unless we complete a business combination with an operating company, and need additional capital to fund our activities.

We currently have no operations and expect to continue to incur losses for the foreseeable future.  Unless we complete a business combination with an operating company, we will not generate any revenues in the future and we will continue to incur expenses related to identifying and acquiring an operating company and compliance with our reporting obligations under applicable federal securities laws.  We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all.  If we cannot raise funds on acceptable terms, we may not be able to continue to execute our plan to acquire an operating company and in the extreme case, liquidate the Company.

We may not be able to acquire an operating company and if we complete such an acquisition, we expect that we will need to raise additional capital.

Our sole business objective is to acquire an operating company.  As of the date of this report, we have identified and evaluated potential acquisition targets, engaged in discussions and due diligence activities regarding the acquisition of an operating company, and entered into an agreement to acquire an operating company which was subsequently terminated.  There can be no assurance that we will be able to identify a suitable operating company to acquire or complete such an acquisition.  In the event that we complete such an acquisition, we expect that we will need to raise substantial additional capital.  We intend to rely on external sources of financing to meet any capital requirements and to obtain such funding through the debt and equity markets.  We cannot assure you that we will be able to obtain additional funding when it is required or that it will be available to us on commercially acceptable terms, if at all.  If we fail to obtain such necessary funding, any such acquisition may not be successful.

Our board of directors has sole discretion to identify and evaluate acquisition candidates and complete acquisitions without approval of our stockholders.

We have not developed any specific acquisition guidelines and we are not obligated to follow any particular operating, financial, geographic or other criteria in evaluating candidates for potential acquisitions or business combinations. We will target companies that we believe will provide the best potential long-term financial return for our stockholders and we will determine the purchase price and other terms and conditions of acquisitions without review or approval of our stockholders.  Accordingly, our stockholders will not have the opportunity to evaluate the relevant economic, financial and other information that our board of directors will use and consider in deciding whether or not to enter into a particular transaction.

There is intense competition for private companies suitable for a merger transaction of the type contemplated by our board of directors.

There is currently a very competitive market for business opportunities which could reduce the likelihood of consummating a successful business combination.  We anticipate we will be an insignificant participant in the business of seeking mergers with, joint ventures with, and acquisitions of small private entities.  A large number of established and well-financed entities, including small public companies, venture capital firms, and special purpose acquisition companies, or “SPACs”, are active in mergers and acquisitions of companies that may be desirable target candidates for us. We have significantly less financial resources, technical expertise and managerial capabilities than most of these entities.  As result, we may be unable to effectively compete with such entities in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign company, we will be subject to risks inherent in business operations outside of the United States. These risks include, without limitation, language differences, unfavorable tax policies, tariffs, regulatory hurdles, currency fluctuations, trade embargoes, political instability, risks related to shipment of raw materials and finished goods across national borders, and cultural differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

Risks Related to Our Stock

There is a very limited market for our common stock.

There is no active trading market for our common stock.  Our common stock is not eligible for trading on any national or regional securities exchange.  Our common stock is eligible for trading on the OTCQB.  This market tends to be substantially less liquid than national and regional securities exchanges.  To date, there has been very limited trading of our common stock.  We cannot provide you with any assurance that an active trading market for our common stock will develop, or if such a market develops, that it will be sustained.

Applicable SEC Rules governing the trading of “penny stocks” limits the trading and liquidity of our common stock which may affect the trading price of our common stock.

Our common stock currently trades on the OTCQB.  Since our common stock continues to trade below $5.00 per share, our common stock is considered a “penny stock” and is subject to SEC rules and regulations that impose limitations upon the manner in which our shares can be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure document explaining the penny stock market and the associated risks.  Under these regulations, brokers who recommend penny stocks to persons other than established customers or certain accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale.  These regulations may have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

We intend to raise additional capital in the future, and such additional capital may be dilutive to stockholders or impose operational restrictions.

We intend to raise additional capital in the future to help fund our operations through sales of shares of our common stock or securities convertible into shares of our common stock, as well as issuances of debt.  Additional convertible debt or equity financing may be dilutive to our stockholders and debt financing, if available, may involve restrictive covenants that may limit our operating flexibility.  If additional capital is raised through the issuance of shares of our common stock or securities convertible into shares of our common stock, the percentage ownership of our stockholders will be reduced.  These stockholders may experience additional dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock.

The trading price of our common stock is likely to be highly volatile.

The trading price of our shares may from time to time fluctuate widely.  The trading price may be affected by a number of factors including events described in the risk factors set forth in this report as well as our operating results, financial condition, announcements regarding our business, general economic conditions and other events or factors.  In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the price of many small capitalization companies and that often have been unrelated or disproportionate to the operating performance of these companies.  Market fluctuations such as these may seriously harm the market price of our common stock.  Further, securities class action suits have been filed against companies following periods of market volatility in the price of their securities.  If such an action is instituted against us, we may incur substantial costs and a diversion of management attention and resources, which would seriously harm our business, financial condition and results of operations.

We do not intend to pay dividends in the foreseeable future.

We have never declared or paid a dividend on our common stock.  Accordingly, we do not anticipate paying any dividends in the foreseeable future and investors seeking dividend income should not purchase our common stock.

We are not subject to certain of the corporate governance provisions of the Sarbanes-Oxley Act of 2002.

Since our common stock is not listed for trading on a national securities exchange, we are not subject to certain of the corporate governance requirements established by the national securities exchanges pursuant to the Sarbanes-Oxley Act of 2002. These include rules relating to independent directors, director nomination, audit and compensation committees, retention of audit committee financial expert and the adoption of a code of ethics.  Unless we voluntarily elect to fully comply with those obligations, which we have not to date, the protections that these corporate governance provisions were enacted to provide will not exist with respect to us.  While we may make an application to have our securities listed for trading on a national securities exchange, which would require us to fully comply with those obligations, we cannot assure you that we will make such application, that we would be able to satisfy applicable listing standards, or if we did satisfy such standards, that we would be successful in such application.

We are required to comply with Section 404a of the Sarbanes-Oxley Act of 2002 and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404a of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal controls over financial reporting, Starting with our fiscal year ended September 30, 2008, we became subject to the requirements of Section 404a.  Any failure to maintain adequate controls could result in delays or inaccuracies in reporting financial information or non-compliance with SEC reporting and other regulatory requirements, any of which could adversely affect our business and stock price.

Item 2.	Properties

The Company’s offices are located at 1202 Lexington Avenue, Suite 355, New York, New York 10028. We consider our facilities to be well utilized, well maintained, and in good operating condition. Further, we consider the facilities to be suitable for their intended purposes and to have capacities adequate to meet current and projected needs for our operations.

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

Market Information

Our common stock is quoted on the OTCQB under the symbol “CRWD”. As of January 15, 2013, no public market in our common stock has yet developed and there can be no assurance that a meaningful trading market will subsequently develop.

Holders

As of January 15, 2013, we had approximately 22 record holders of shares of our common stock.

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

Stock Transfer Agent

Our stock transfer agent is VStock Transfer, LLC, 77 Spruce Street, Suite 201, Cedarhurst, New York 11516 and its telephone number is (212) 828-8436.

Recent Sales of Unregistered Securities

On August 6, 2012, we entered into subscription agreements with several accredited investors, pursuant to which it issued and sold an aggregate of 1,607,950 shares of common stock at a purchase price of $0.02 per share for aggregate proceeds of $32,159.

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

Overview

We were incorporated pursuant to the laws of the State of Delaware on June 6, 2007 for the purpose of providing services to individual inventors and small companies to assist them in generating revenues through the sale, license and/or commercialization of their intellectual property portfolios.  Having been unable to execute our business plan, we have exited this business and are, therefore, considered a shell company under applicable rules of the SEC, promulgated under the Exchange Act.  In that regard, we are actively seeking to complete a business combination with an operating company.

We have limited cash resources, have incurred losses since inception, and have been unable to execute our business plan.  We will need to raise funds during the next twelve months to execute our business plan to acquire an operating company.  In order to continue operations, we must continue to raise the capital necessary to fund our activities and our long-term viability and growth will ultimately depend upon acquiring a successful operating company, as to which there can be no assurance.

Plan to Acquire an Operating Company

Our current business plan consists solely of identifying and acquiring a suitable operating company and compliance with our reporting obligations under federal securities laws. On August 31, 2012, we entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with click2cause.com Inc., a privately held Nevada corporation (“C2C”) and C2C Acquisition Corp., a Nevada corporation and wholly-owned subsidiary of the Company (“Acquisition Sub”). Under the terms of the Merger Agreement, C2C was to merge with and into Acquisition Sub and thereafter become a wholly owned subsidiary of the Company. On December 10, 2012, the Company notified C2C that it was terminating the Merger Agreement pursuant to Section 9.01(e) of the Merger Agreement as the closing had not occurred on or prior to October 15, 2012. As of the date of this report, our current focus is on the crowdfunding industry, however, we are not restricting our search for a target company to any specific business, industry or geographical location.

We anticipate that the selection of a business combination will be complex and subject to substantial risk.  Based on general economic conditions, technological advances being made in some industries and shortages of available capital, we believe that there are numerous firms seeking access to the capital markets and/or the perceived benefits of becoming a publicly traded corporation.  Such perceived benefits include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to incentivize key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock.  Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Unless we acquire an operating company, we do not expect to retain any additional personnel, incur any capital expenditures, or incur any research and development expenses.

Our ability to generate future revenue and earnings is dependent on identifying and acquiring an operating company.  Although we have evaluated potential acquisition targets and engaged in general discussions and due diligence activities regarding the acquisition of an operating company, we have not entered into any agreement to acquire an operating company.  There can be no assurance that we will be able to identify an acceptable operating company, complete an acquisition, or that any business we acquire will generate profits or increase the our value.

Results of Operations

We currently have no operations.  Our results of operations consists solely of operating expenses.  We incurred a net loss of $53,937 for the year ended September 30, 2012 as compared to a net loss of $23,373 for the year ended September 30, 2011.

We do not generate any revenue and do not expect to generate any future revenue unless we acquire an operating company.

Liquidity and Capital Resources

At September 30, 2012, we had a working capital deficit of $3,823.  Since inception, we have funded our operations through public and private offerings of our common stock.

On August 6, 2012, we entered into subscription agreements with several accredited investors, pursuant to which it issued and sold an aggregate of 1,607,950 shares of common stock at a purchase price of $0.02 per share for aggregate proceeds of $32,159.

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

Our consolidated financial statements for the years ended September 30, 2012 and 2011, together with the report of Li & Company, PC dated January 15, 2013, and the notes thereto, are filed as part of this Annual Report on Form 10-K commencing on page F-1 and are incorporated herein by reference.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our president, who serves as our principal executive officer and principal financial officer.  Based upon that evaluation, our president concluded that as of September 30, 2012, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our chief executive officer, in order to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our president who serves as our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO’’) in Internal Control — Integrated Framework. Based on management’s assessment based on the criteria of the COSO, we concluded that, as of September 30, 2012, the Company’s internal control over financial reporting was not effective at the reasonable assurance level due to the small size of our staff resulting in a lack of segregation of duties.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Board of Directors and Executive Officers

Name	Age	Positions with the Company
Neil Rock	27	President and Director
Harold Kleiman	48	Director

Neil Rock was elected President and director of the Company in May 2011. Mr. Rock has served as an associate at Goldstrand Investments Inc., a New York-based private investment group, since January 2010.  Prior to joining Goldstrand Investments, Mr. Rock was an analyst at Lake Partners, Inc., an investment management firm, from March 2007 through December 2010. Mr. Rock’s experience in analyzing small and medium-sized public and private companies along with his capital markets experience provide the board with significant management insight and understanding of capital markets. Strengthen the board’s collective qualifications, skills, and experience.

Harold Kleiman was appointed as a director of the Company in November 2012. He is the founder and managing member of Olympia Partners, an investment firm based in New York. He serves as the chief investment officer of the firm and is primarily responsible for strategic development, as well as managing the firm’s structuring and trading teams. He graduated from Stony Brook College with a degree in finance. Mr. Kleiman’s management and capital markets experience strengthen the board’s collective qualifications, skills and experience.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and holders of more than 10% of the outstanding shares of our common stock, to file initial reports of ownership and reports of changes in ownership with the Commission. They are also required to furnish us with copies of all Section 16(a) forms that they file with the SEC. Based solely on our review of copies of such forms received by us and/or any written representations from such persons that no other reports were required with respect to our fiscal year ended September 30, 2012, we believe that all Section 16(a) filing requirements were satisfied in a timely fashion during our fiscal year ended September 30, 2012.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

Board of Directors and Committee Information

Our Board has determined that Mr. Kleiman is “independent” directors as set forth in the rules and regulations of The Nasdaq Stock Market, including Rule 5605, and Rule 10A-3 of the Exchange Act. We currently have no compensation committee or other board committee performing equivalent functions. Currently, all members of our board of directors participate in discussions concerning executive officer compensation.

Stockholder Nominations

There were no material changes to the procedures by which stockholders may recommend nominees to our board of directors during the 2012 fiscal year.

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth the compensation earned by the Company’s principal executive officer, and each of the Company’s two most highly compensated executive officers other than the principal executive officer whose compensation exceeded $100,000 (collectively, the “Named Executive Officers”), during the years ended September 30, 2012 and 2011.

Name and Principal Position	Year	Salary ($)	All Other Compensation ($)	Total ($)

Neil Rock. (1) President	2012	—	—	—
	2011	—	—	—

Joseph Levi (2) President	2011	—	—	—
	2010	—	—	—

(1)	Mr. Rock has served as our President since May 2011.

(2)	Mr. Levi served as our President, Chief Executive Officer, and Chief Financial Officer from June 2007 through May 2011.

Outstanding Equity Awards at Fiscal Year-End

Our named executive officers did not own any outstanding equity awards as of September 30, 2012.

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

Common Stock

The following table sets forth certain information, as of January 15, 2013 with respect to holdings of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of common stock outstanding as of such date, (ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group. Except as otherwise indicated, the address of each person is c/o C2C CrowdFunding, Inc., 1202 Lexington Ave., Suite 355, New York, NY 10028.

Name and Address of	Number of Shares
Beneficial Owner	Beneficially Owned (1)	Percent of Class (1)

Neil Rock (2)	2,301,000	52.6%

Harold Kleiman	_	_

Jeffrey Grossman	671,388	15.4%

Officers and Directors

As a group (2 members)	2,301,000	52.6%

(1)	Unless otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name. With respect to each person or group, percentages are calculated based on the number of shares beneficially owned, including shares that may be acquired by such person or group within 60 days of January 15, 2013 upon the exercise of stock options, warrants or other purchase rights, but not the exercise of options, warrants or other purchase rights held by any other person. There were 4,372,641 shares of common stock outstanding as of the close of business on January 15, 2013.
(2)	Shares are held by R-Squared Partners. Neil Rock, the Company’s President has voting and dispositive control over such shares.

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

Director Independence

Upon consideration of the criteria and requirements regarding director independence set forth in Rules 5000(a)(19) and 5605(a)(2) of the rules of the NASDAQ Stock Market, we have determined that Mr. Kleiman is independent.

Item 14.	Principal Accountant Fees and Services

Li & Company, PC served as our independent registered pubic accounting firm each of the fiscal years ending September 30, 2012 and 2011.

Fees

The following table presents fees for the professional services rendered by Li & Company, for fiscal years 2011 and 2010, respectively:

Services Performed	2012	2011
Audit Fees(1)	$7,000	$12,500
Total Fees	$7,000	$12,500

(1)	Audit fees represent fees billed for professional services rendered for the audit of our annual financial statements and review of the financial statements included in our quarterly reports or services that are normally provided in connection with statutory and regulatory filings or engagements.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(*) Denotes an exhibit filed herewith.

3.1	Certificate of Incorporation of Registrant*

3.2	By-Laws of Registrant*

4.1	Specimen Common Stock Certificate*

10.1	2007 Non-Statutory Stock Option Plan*

10.2	Patent Broker Agreement*

10.3	Form of Regulation D Subscription Agreement*

21	Subsidiaries of Registrant**

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

*	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the SEC on December 5, 2007.
**	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on January 5, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C2C CROWDFUNDING, INC.

By	/s/ Neil Rock
Neil Rock
President and Director
(Principal Executive Officer and
Principal Financial Officer)

Date: January 17, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Neil Rock	President and Director	January 17, 2013
Neil Rock	(Principal Executive Officer and
(Principal Financial Officer)

/s/ Harold Kleiman	Director	January 17, 2013
Harold Kleiman

C2C Crowd Funding, Inc.

September 30, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

C2C CrowdFunding, Inc

(Formerly IP Technology Services Inc.)

New York, New York

We have audited the accompanying consolidated balance sheets of C2C CrowdFunding, Inc., formerly IP Technology Services Inc. (the “Company”) as of September 30, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2012 and 2011 and the results of its operations and its cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had accumulated deficits at September 30, 2012, and had a net loss and net cash used in operating activities for the fiscal year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li and Company, PC
Li and Company, PC

Skillman, New Jersey
January 17, 2013

C2C Crowdfunding, Inc

(formerly IP Technology Services, Inc.)

Consolidated Balance Sheets

	September 30, 2012	September 30, 2011

Assets
Current assets
Cash	$2,393	$2,845
Note receivable	10,000	-
Note Interest receivable	67	-

Total current assets	12,460	2,845

Total assets	$12,460	$2,845

Liabilities and deficit
Current liabilities:
Accrued expenses	$16,283	$5,559
Accounts Payable
Common stock to be issued
Advances from stockholder

Total current liabilities	16,283	5,559

Equity (Deficit)
Preferred stock: $0.0001 par value: 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock: $0.0001 par value: 99,000,000 shares authorized; 4,372,641 and 2,558,000 shares issued and outstanding, respectively	437	256
Additional paid-in capital	116,162	63,515
Accumulated deficit	(120,422)	(66,485)

IP stockholders' equity (deficit)	(3,823)	(2,714)

Noncontrolling interest	-	-

Total equity (deficit)	(3,823)	(2,714)

Total liabilities and equity (deficit)	$12,460	$2,845

See accompanying notes to the consolidated financial statements.

C2C Crowdfunding, Inc

(formerly IP Technology Services, Inc.)

Consolidated Statements of Operations

	For the Year	For the Year
	Ended	Ended
	September 30, 2012	September 30, 2011

Revenues	$-	$-

Operating expenses
Compensation	-	46,430
Professional fees	46,468	16,233
Amortization	-	631
General and administrative expenses	7,536	5,010

Total operating expenses	54,004	68,304

LOSS FROM OPERATIONS	(54,004)	(68,304)

OTHER (INCOME) EXPENSES
Interest (income)expense	(67)
Gain on sale of patent	-	(38,701)
Income tax refund	-	(6,230)

Total Other (Income) Expenses	(67)	(44,931)

Loss before income taxes	(53,937)	(23,373)

Income tax provision	-	-

Net loss	(53,937)	(23,373)

Net loss attributable to noncontrolling interest	-	-

Net loss attributable to IP Technology	$(53,937)	$(23,373)

Net loss per common share attributed to IP Technology:
- Basic and diluted	$(0.02)	$(0.01)

Weighted average common shares outstanding
- basic and diluted	2,746,100	2,499,576

See accompanying notes to the consolidated financial statements.

C2C Crowdfunding, Inc

(formerly IP Technology Services, Inc.)

Consolidated Statement of Equity (Deficit)

For the Fiscal Year Ended September 30, 2011 and 2012

	Common Stock, $0.0001 Par Value		Additional	Retained	Total IP		Total
	Number of		Paid-in	Earnings	Stockholders'	Non-controlling	Equity
	Shares	Amount	Capital	(Deficit)	Equity (Deficit)	Interest	(Deficit)

Balance, September 30, 2010	2,500,000	250	34,750	(43,112)	(8,112)	-	(8,112)

Cancellation of common stock upon change of control	(17,000)	(2)	2		-	-	-

Sale of common stock	75,000	8	7,492		7,500	-	7,500

Capital contribution			21,271		21,271	-	21,271

Net loss				(23,373)	(23,373)	-	(23,373)

Balance, September 30, 2011	2,558,000	256	63,515	(66,485)	(2,714)	-	(2,714)

Sale of common stock	98,611	10	9,851		9,861	-	9,861

Sale of common stock	108,080	10	10,798		10,808	-	10,808

Sale of common stock	1,607,950	161	31,998		32,159	-	32,159

Net loss				(53,937)	(53,937)	-	(53,937)

Balance, September 30, 2012	4,372,641	$437	$116,162	$(120,422)	$(3,823)	$-	$(3,823)

See accompanying notes to the consolidated financial statements.

C2C Crowdfunding, Inc

(formerly IP Technology Services, Inc.)

Consolidated Statements of Cash Flows

	For the Year	For the Year
	Ended	Ended
	September 30, 2012	September 30, 2011

Cash flows from operating activities:
Net loss	$(53,937)	$(23,373)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of patent	-	(38,701)
Amortization	-	631
Changes in operating assets and liabilities:
Accrued expenses	10,724	(7,155)
Income taxes payable	-	-
Customer deposits
Advances from stockholder
Note receivable	(10,000)	-
Interest receivable	(67)	-

Net cash used in operating activities	(53,280)	(68,598)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of patent	-	60,000

Net cash provided by investing activities	-	60,000

Cash flows from financing activities:
Proceeds from sale of common stock	52,828	7,500

Net cash provided by financing activities	52,828	7,500

Net change in cash	(452)	(1,098)

Cash, beginning of period	2,845	3,943

Cash, end of period	$2,393	$2,845

Supplemental disclosure of cash flows information:
Interest paid	$-	$-
Income tax paid	$-	$-

NON-CASH FINANCING AND INVESTING TRANSACTIONS:

See accompanying notes to the consolidated financial statements.

C2C Crowd Funding, Inc.

September 30, 2012 and 2011

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

Mural Comm LLC

On June 9, 2008, the company formed Mural Comm LLC (“LLC”) under the laws of the State of Delaware.  The Company holds 75% membership interest of the LLC, the LLC was formed to provide the same services as IP but never conducts any business since formation.

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

Amendment to the Articles of Incorporation

On October 26, 2012, the Company filed a Certificate of Ownership with the Secretary of State of Delaware, pursuant to which the Company’s newly-formed wholly-owned subsidiary, C2C Crowd Funding, Inc. was merged into and with the Company (the “Merger”). In connection with the Merger and in accordance with Section 253 of the Delaware General Corporation Law, the name of the Company was changed from “IP Technology Services, Inc” to “C2C Crowd Funding, Inc.”

Merger Agreement and Termination of the Merger Agreement

On August 31, 2012, the Company entered into an agreement of merger and plan of reorganization (the “merger agreement”) with click2cause.com inc., a privately held Nevada corporation (“C2C”) and C2C Acquisition Corp., a Nevada corporation and wholly-owned subsidiary of the Company (“Acquisition Sub”). Upon the closing of the transactions contemplated under the Merger Agreement (the “Merger”), Acquisition Sub will merge with and into C2C, and C2C as the surviving corporation will become a wholly owned subsidiary of the Company. Pursuant to the terms and conditions of the Merger Agreement, each shares of C2C common stock issued and outstanding immediately prior to the closing of the Merger shall be converted into the right to receive one share of the Company’s common stock. Accordingly, an aggregate of 5,179,095 shares of the Company’s common stock will be issued to the holders of C2C’s common stock.

On December 10, 2012, the Company notified C2C that it was terminating the Merger Agreement pursuant to the Merger Agreement as the closing had not occurred on or prior to October 15, 2012. Therefore, the merger agreement was not consummated.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying audited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification ("ASC") to determine whether and how to consolidate another entity. Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee. Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, in which the parent’s power to control exists.

The consolidated financial statements include all accounts of IP and LLC as of September 30, 2012 and 2011 and for the years then ended.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the fiscal year ended September 30, 2012 or 2011.

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

There were no potentially dilutive common shares outstanding for the fiscal year ended September 30, 2012 or 2011.

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

Recently Issued Accounting Pronouncements

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

FASB Accounting Standards Update No. 2012-02

In July 2012, the FASB issued the FASB Accounting Standards Update No. 2012-02 “Intangibles—Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”).

This Update is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. This guidance builds upon the guidance in ASU 2011-08, entitled Testing Goodwill for Impairment. ASU 2011-08 was issued on September 15, 2011, and feedback from stakeholders during the exposure period related to the goodwill impairment testing guidance was that the guidance also would be helpful in impairment testing for intangible assets other than goodwill.

The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired.

This Update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012.  Earlier implementation is permitted.

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

As reflected in the accompanying consolidated financial statements, the Company had accumulated deficits at September 30, 2012, a net loss and net cash used in operating activities for the fiscal year then ended, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Promissory note receivable

On August 31, 2012, the Company entered into a promissory note agreement with click2cause.com Inc (“C2C”), with which the Company also entered the merger agreement on the same day that C2C promises to pay to the Company the principal sum of $10,000 together with interest at 8% per annum maturing on October 15, 2012.

On December 10, 2012, the Company notified C2C that it was terminating the Merger Agreement pursuant to the Merger Agreement as the closing had not occurred on or prior to October 15, 2012 and the note was in default.

Note 5 – Related Party Transactions

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

The Company sold 1,607,950 shares of its common stock at $0.2 per share ($32,159) to several investors during the quarter ended September 30, 2012.

Note 6 – Income Taxes

Deferred Tax Assets

At September 30, 2012, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $120,422 that may be offset against future taxable income through 2032. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $40,943 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $40,943.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $18,338 and $7,947 for the fiscal year ended September 30, 2012 and 2011, respectively.

Components of deferred tax assets at September 30, 2012 and 2011 are as follows:

	September 30, 2012	September 30, 2011
Net deferred tax assets – non-current:

Expected income tax benefit from NOL carry-forwards	40,943	22,605

Less valuation allowance	(40,943)	(22,605)

Deferred tax assets, net of valuation allowance	$-	$-

Income TaxProvision in the Consolidated Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the fiscal year ended September 30, 2012	For the fiscal year ended September 30, 2011

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)%

Effective income tax rate	0.0%	0.0%

Note 6 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as followed:

Promissory note receivable

On October 10, 2012, the Company entered into a promissory note agreement with click2cause.com Inc (“C2C”), that C2C promises to pay to the Company the principal sum of $50,000 together with interest at 8% per annum maturing on October 15, 2012.

On December 10, 2012, the Company notified C2C that it was in default under the promissory note issued by C2C to the Company dated August 31, 2012 in the principal amount of $10,000 due October 15, 2012 and the promissory noted issued by C2C to the Company dated October 10, 2012 in the principal amount of $50,000 due October 15, 2012

On October 26, 2012, the Company filed a Certificate of Ownership with the Secretary of State of Delaware, pursuant to which the Company’s newly-formed wholly-owned subsidiary, C2C Crowd Funding, Inc. was merged into and with the Company (the “Merger”). In connection with the Merger and in accordance with Section 253 of the Delaware General Corporation Law, the name of the Company was changed from “IP Technology Services, Inc” to “C2C Crowd Funding, Inc.”

